Form 10-Q
period 1999-06-30
WOMEN FIRST HEALTHCARE INC
filed 1999-08-13
CIK 1081004

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 1999


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         For the transition period from _____________ to ________________


                         Commission file number: 0-26487

                          WOMEN FIRST HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                      13-3919601
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)


          12220 EL CAMINO REAL, SUITE 400, SAN DIEGO, CALIFORNIA 92130
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (858) 509-1171


              (Former name, former address, and former fiscal year,
                          if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         As of August 9, 1999, 17,252,395 shares of common stock, par value $.001 per share, were outstanding.

                           FORWARD-LOOKING STATEMENTS


         This Quarterly Report on Form 10-Q contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. To the extent statements in this Quarterly Report involve, without limitation, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These risks and uncertainties include those identified in Item 5 below under the heading "Factors that May Affect Future Performance" and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. The Company assumes no obligation to update forward-looking statements.

                          WOMEN FIRST HEALTHCARE, INC.

                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION



ITEM 1  -  FINANCIAL STATEMENTS (Unaudited)                                                                PAGE
           Consolidated Balance Sheets..................................................................     1
           Consolidated Statements of Operations........................................................     2
           Consolidated Statements of Cash Flows........................................................     3
           Notes to Financial Statements................................................................     4

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.......................................................     7

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK...............................................................................    13


                                            PART II - OTHER INFORMATION


ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................    14

ITEM 5  -  OTHER INFORMATION ...........................................................................    14

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K.............................................................    25

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                          WOMEN FIRST HEALTHCARE, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                                JUNE 30,         DECEMBER 31,
                                                                                                  1999               1998
                                                                                              ------------       ------------
                                                                                               (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                                                 $  4,321,626       $  4,438,445
    Accounts receivable, net                                                                       444,513          1,114,283
    Inventory                                                                                    1,450,606          1,205,597
    Receivable from related party                                                                  213,901            124,570
    Offering proceeds receivable                                                                45,885,000                 --
    Prepaid expenses and other current assets                                                      407,448            548,999
                                                                                              ------------       ------------
         Total current assets                                                                   52,723,094          7,431,894
Property and equipment, net                                                                        853,271            690,912
Intangible assets, net                                                                           3,683,592          3,922,847
Other assets                                                                                     1,325,614            458,010
                                                                                              ------------       ------------
         Total assets                                                                         $ 58,585,571       $ 12,503,663
                                                                                              ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                          $  1,953,580       $  1,473,674
    Accrued salaries and employee benefits                                                       1,303,340          1,307,167
    Deferred business acquisition payment                                                               --          1,059,897
    Other accrued liabilities                                                                    1,746,142            227,415
    Short-term notes payable                                                                     5,349,976                 --
    Short-term notes payable to related parties                                                  1,948,986                 --
                                                                                              ------------       ------------
         Total current liabilities                                                              12,302,024          4,068,153
Commitments
Stockholders' equity:
    Series A convertible preferred stock, $.01 par value; 2,200,000 shares authorized; no shares issued and outstanding at June 30, 1999 and
         1,650,000 shares issued and outstanding at December 31, 1998                                   --             16,500
    Series B convertible preferred stock, $.01 par value; 690,000 shares authorized;
         no shares issued and outstanding at June 30, 1999 and 398,540 shares issued and
         outstanding and 195,460 shares to be issued at December 31, 1998                               --              5,940
    Common stock, $.001 par value at June 30, 1999 and $.01 par value at December 31,
         1998; 40,000,000 shares authorized; 16,914,639 shares issued and
         16,574,322 shares outstanding at June 30, 1999 and 8,026,310 shares
         issued and 7,685,993 shares outstanding at December 31, 1998                               16,574             76,860
    Treasury stock                                                                                 (99,660)           (96,597)
    Additional paid-in capital                                                                  73,673,655         18,430,788
    Deferred compensation                                                                       (1,629,172)          (615,598)
    Accumulated deficit                                                                        (25,677,850)        (9,382,383)
                                                                                              ------------       ------------
         Total stockholders' equity                                                             46,283,547          8,435,510
                                                                                              ------------       ------------
         Total liabilities and stockholders' equity                                           $ 58,585,571       $ 12,503,663
                                                                                              ============       ============


See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                   ----------------------------    ----------------------------
                                                       1999            1998            1999            1998
                                                   ------------    ------------    ------------    ------------
Net revenue                                        $  5,064,863    $    181,175    $  9,367,554    $    181,175
Costs and expenses:
    Cost of sales (including purchases from
      related party of $2,427,446 and
      $4,220,720 for the three and six months
      ended June 30, 1999)                            3,461,918         112,702       6,244,771         112,702
    Marketing and sales                               5,315,242         498,447      10,300,981         816,432
    General and administrative                        2,379,056         851,727       4,978,141       1,284,048
    Research and development                            335,131          62,707         626,671          62,707
                                                   ------------    ------------    ------------    ------------
         Total costs and expenses                    11,491,347       1,525,583      22,150,564       2,275,889
                                                   ------------    ------------    ------------    ------------
Loss from operations                                 (6,426,484)     (1,344,408)    (12,783,010)     (2,094,714)
Interest income (expense), net                         (169,054)        117,580        (150,747)        236,398
                                                   ------------    ------------    ------------    ------------
Net loss                                             (6,595,538)     (1,226,828)    (12,933,757)     (1,858,316)
Accretion of beneficial conversion feature
    related to convertible preferred stock                   --              --      (3,361,710)             --
                                                   ------------    ------------    ------------    ------------
Net loss available to common stockholders          $ (6,595,538)   $ (1,226,828)   $(16,295,467)   $ (1,858,316)
                                                   ============    ============    ============    ============
Net loss per share (basic and diluted)             $      (0.83)   $      (0.16)   $      (2.08)   $      (0.24)
                                                   ============    ============    ============    ============
Weighted average shares used in computing
    net loss per share (basic and diluted)            7,979,015       7,685,993       7,833,313       7,685,993
                                                   ============    ============    ============    ============


See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                -------------------------------
                                                                                    1999               1998
                                                                                ------------       ------------
OPERATING ACTIVITIES
Net loss                                                                        $(12,933,757)      $ (1,858,316)
Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization                                                   103,828             15,258
     Amortization of intangibles                                                     239,255                 --
     Amortization of deferred compensation                                           696,745             25,324
     Amortization of warrants issued with debt                                        83,579                 --
     Changes in operating assets and liabilities                                   1,111,001           (192,293)
                                                                                ------------       ------------
Net cash used in operating activities                                            (10,699,349)        (2,010,027)

INVESTING ACTIVITIES
Purchases of property and equipment                                                 (245,274)          (329,311)
Deposit on facilities                                                                     --           (505,957)
Acquisition of subsidiary                                                         (1,059,897)                --
Acquisition of licenses and other assets, net                                       (888,517)                --
                                                                                ------------       ------------
Net cash used in investing activities                                             (2,193,688)          (835,268)

FINANCING ACTIVITIES
Issuance of Series A preferred stock                                               5,286,218         10,441,907
Issuance of common stock                                                                  --                 --
Issuance of short-term notes payable to related parties                            2,000,000                 --
Issuance of short-term notes payable                                               5,490,000                 --
                                                                                ------------       ------------
Net cash provided by financing activities                                         12,776,218         10,441,907
                                                                                ------------       ------------

Net increase (decrease) in cash and cash equivalents                                (116,819)         7,596,612

Cash and cash equivalents at beginning of the period                               4,438,445            567,300
                                                                                ------------       ------------
Cash and cash equivalents at end of the period                                  $  4,321,626       $  8,163,912
                                                                                ============       ============


See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  JUNE 30, 1999


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Women First HealthCare, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six- month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Registration Statement on Form S-1.

Principles of Consolidation and Reporting

     The consolidated financial statements presented herein include the financial statements of Women First HealthCare, Inc. and the actual results of As We Change from its purchase acquisition date on October 21, 1998 and the results of Women First Pharmacy Services, Inc. since its incorporation in September 1998. All significant intercompany transactions and balances have been eliminated in consolidation. For the periods presented in the accompanying financial statements, the Company has no items for which comprehensive loss would differ from the reported net loss. The Company's management approach is to review the operating results of the business as one operating segment which is a specialty health care company.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

     The Company records sales for its pharmaceutical and self-care products at time of shipment. Adjustments to its pharmaceutical product sales are made for estimated sales discounts it offers due to wholesaler chargebacks, Medicaid-sponsored payor allowance discounts, and early payment discounts. Adjustments to self-care product sales include an estimate of returns and allowances. The Company provides for returns at the time of sale based on estimated merchandise returns.

Net Loss Per Share

     Basic net loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share, which would include additional potential common shares issued related to outstanding options, warrants and conversion of preferred stock, if dilutive, is unchanged from basic loss per share due to the Company's net losses making the effect of these common share equivalents anti-dilutive.

2.       INVENTORY

         Inventory consists of the following components:

                                                  June 30,       December 31,
                                                    1999            1998
                                                 ----------      ----------
             Pharmaceutical products             $   85,633      $  415,815
             Self-care products                     517,963         589,138
             Video cassettes                        847,010         200,644
                                                 ----------      ----------
                  Total Inventory                $1,450,606      $1,205,597
                                                 ==========      ==========

3.       INITIAL PUBLIC OFFERING

     On July 1, 1999, the Company completed its initial public offering of 4,500,000 shares of the Company's common stock, providing the Company with proceeds, net of underwriting fees and offering expenses, of approximately $44.5 million. All shares of convertible Preferred Stock outstanding on June 28, 1999 automatically converted into 4,388,329 shares of common stock upon the sale of common stock in the offering. In July 1999, the underwriters exercised in full their over-allotment option, and the Company issued an additional 675,000 shares of common stock providing the Company with net proceeds of approximately $6.9 million.

4.       CO-PROMOTION AGREEMENTS

     Effective March 1, 1999, the Company obtained the right to co-promote the cholesterol-lowering drug Pravachol(R) to OB/GYNs, primary care physicians designated as OB/GYNs by Bristol-Myers Squibb, and nurse practitioners and physician assistants associated with OB/GYN practices pursuant to a co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group. Under the agreement, Bristol-Myers Squibb has agreed to pay specified costs associated with the product samples and physician education. In addition, as compensation for services rendered the Company will receive a percentage of net sales in excess of a baseline as set forth in the agreement. The term of the contract is for a period of three years from March 1, 1999 through March 31, 2002. Bristol-Myers Squibb may terminate the agreement early upon failure of the Company to meet certain minimums.

    On May 27, 1999, the Company entered into a co-promotion agreement with Ortho-McNeil Pharmaceutical, Inc., a related party, pursuant to which the Company has agreed to co-promote Ortho Tri-Cyclen(R), a leading oral contraceptive, and a new oral combination hormonal replacement therapy (HRT) product, which is pending approval by the FDA. Ortho-McNeil will compensate the Company for sales of the Ortho Tri-Cyclen(R) product with a performance fee based on certain increases in market share. The

Company will also receive minimum payments specified in the agreement commencing in 2000 if minimum performance goals are met. Ortho-McNeil will compensate the Company for sales of the new combination oral HRT product, if the product is approved by the FDA, through a compensation arrangement based on certain net sales of the product as set forth in the agreement. The agreement runs through December 31, 2002 and may be extended by the Company for one additional year if minimum sales goals are met.

5.       SUBSEQUENT EVENT

     On July 19, 1999, the Company entered into a distribution and license agreement with Laboratoires Fournier S.A. under which the Company has the exclusive right to market, use, distribute and sell the Esclim(TM) estrogen transdermal system. The agreement requires the Company to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, with $700,000 of this fee subject to certain sales objectives being reached. The Company is also required to pay Fournier a royalty, which includes manufacturing costs, based upon the net sales of the product. The agreement runs seven years from the later of the date of the first commercial sale of the product or January 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below in "Item 5: Other Information -- Factors That May Affect Future Performance" as well as those discussed in our Registration Statement on Form S-1 under the heading "Risk Factors." We undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date hereof.

OVERVIEW

      Women First HealthCare is a specialty health care company dedicated to improving the health of midlife women. Our mission is to help midlife women make informed choices about their physical and emotional health and to provide pharmaceutical products, self-care products, educational programs and support systems to help midlife women improve the quality of their lives. We market these products in the United States through a number of channels including our dedicated sales force, our direct-to-consumer marketing programs and the Internet. On July 1, 1999, we completed our initial public offering of 4,500,000 shares of our common stock, providing us with proceeds, net of underwriting fees and offering expenses, of approximately $44.5 million. Also, in July 1999, the underwriters exercised in full their over-allotment option, and we issued an additional 675,000 shares of common stock providing us with net proceeds of approximately $6.9 million.

     We were engaged in development stage operations from November 1, 1996 (the date of our inception) through December 31, 1997 and did not earn any revenue during this period. Operations during this period consisted primarily of formulating a marketing plan, conducting market research, developing strategic relationships, acquiring equipment, performing administrative functions and raising capital. In January 1998, we completed a financing of $22 million. Upon completing the financing, we began to implement our plans for growth by actively recruiting management, staff and sales personnel, consummating distribution agreements, launching products and implementing previously planned educational programs and support systems. We began selling and distributing the Ortho-Est(R) oral estrogen product in July 1998 and acquired As We Change, LLC on October 21, 1998.

     We have incurred significant losses since we were founded in November 1996. We had an accumulated deficit of $25.7 million as of June 30, 1999, and we expect to incur losses at least through the end of 2000. We believe that due to our limited operating history we are unable to accurately predict our future results of operations. Accordingly, our operating results should not be relied upon as an indication of future performance. We review the operating results of our business as a specialty health care company with one operating segment. The results of operations include the results of our operations since our inception and the actual results of operations of As We Change, LLC from its acquisition date on October 21, 1998 in accordance with the purchase method of accounting.

RESULTS OF OPERATIONS

     Net Revenue. For the three and six months ended June 30, 1999, total net revenue was $5.1 million and $9.4 million, respectively, as compared to $181,000 for the same periods in 1998. Revenue for the three and six months ended June 30, 1999 was derived primarily from sales of the Ortho-Est(R) oral estrogen pharmaceutical product of $3.1 million and $5.5 million, respectively, and sales from our subsidiary As We Change, LLC, a national mail-order catalog and Internet retailer of $1.6 million and $3.2 million, respectively. We were in the development stage during 1997 and 1996 and recorded no revenue through March 31, 1998. Revenue was derived primarily from sales of our exercise video and contract revenue for the three months ended June 30, 1998.

     Costs and Expenses. Costs and expenses increased $10.0 million to $11.5 million for the three months ended June 30, 1999 from $1.5 million for the three months ended June 30, 1998. Costs and expenses increased $19.9 million to $22.2 million for the six months ended June 30, 1999 from $2.3 million for the six months ended June 30, 1998. The increase in costs and expenses was due primarily to the growth in commercial operations in the three and six months ended June 30, 1999 compared to limited development stage operations in the three and six months ended June 30, 1998.

     Cost of sales was $3.5 million, or 68.4% of net revenue, for the three months ended June 30, 1999 as compared to $113,000, or 62.4% of net revenue, for the same period in 1998. Cost of sales was $6.2 million, or 66.7% of net revenue, for the six months ended June 30, 1999 as compared to $113,000, or 62.4% of net revenue for the same period in 1998. Cost of sales consists primarily of the amounts we pay for products under supply agreements.

     Marketing and sales expense increased $4.8 million to $5.3 million for the three months ended June 30, 1999 from $498,000 for the three months ended June 30, 1998. Marketing and sales expense increased $9.5 million to $10.3 million for the six months ended June 30, 1999 from $816,000 for the six months ended June 30, 1998. The increase in these expenditures was primarily due to increases in the number of employees and the corresponding increased salary expense resulting from the establishment of a direct sales organization, the acquisition of As We Change, LLC, costs associated with the Distinguished Professor Conference, a component of our clinician education program, held in January 1999, increased travel and business entertainment expense and increased expenses for market research, product literature and professional samples.

     General and administrative expenses increased $1.5 million to $2.4 million for the three months ended June 30, 1999 from $852,000 for the three months ended June 30, 1998. General and administrative expenses increased $3.7 million to $5.0 million for the six months ended June 30, 1999 from $1.3 for the six months ended June 30, 1998. The increase in these expenses was primarily due to increases in the number of employees and the increased salary and employee benefits expense, implementation of a management incentive bonus plan, increased professional fees and implementation of a depreciation and amortization expense from capital expenditures and the purchase of intangible assets associated with the acquisition of As We Change, LLC.

     Research and development expense was $335,000 for the three months ended June 30, 1999 compared to $63,000 in the comparable period in 1998. Research and development expense was $627,000 for the six months ended June 30, 1999 compared to $63,000 in the comparable period in 1998. Research and development expense consists primarily of salaries and payments for contracted development programs.

     Loss from Operations. For the reasons discussed above, the loss from operations increased $5.1 million to $6.4 million for the three months ended June 30, 1999 from $1.3 million for the three months ended June 30, 1998. Loss from operations increased $10.7 million to $12.8 million for the six months ended June 30, 1999 from $2.1 million for the six months ended June 30, 1998.

     Interest Income (Expense), net. Interest income (expense), net decreased $287,000 to a net interest expense of $169,000 for the three months ended June 30, 1999 from net interest income of $118,000 for the three months ended June 30, 1998. Interest income (expense), net decreased $388,000 to a net interest expense of $151,000 for the six months ended June 30, 1999 from net interest income of $237,000 for the six months ended June 30, 1998. Interest income (expense), net consists primarily of earnings on our cash and cash equivalents and interest expense on our short-term notes issued in March 1999. The decrease in interest income (expense), net was due primarily to reduced cash balances in the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998 and the interest expense on short-term notes issued in March 1999.

     Accretion of beneficial conversion feature related to convertible preferred stock. A $3.4 million charge for the six months ended June 30, 1999 has been recognized as an increase of the net loss available to common stockholders equal to the intrinsic value of the beneficial conversion feature of the Series A Preferred Stock issued in February 1999. The intrinsic value in these shares of Series A Preferred Stock represents the difference between the conversion price of the Series A Preferred Stock issued in February 1999 and the fair value of our common stock at the time of issuance.

FACTORS AFFECTING RESULTS OF OPERATIONS

     We incurred operating losses of $9.8 million in the year ended December 31, 1998 and $12.8 million in the six months ended June 30, 1999. Due to our short operating history, our revenues have varied and are difficult to forecast on a quarterly or annual basis. However, many of our expenses are fixed, especially in the short term. In particular, we are obligated to make significant minimum payments under some of our agreements, including an annual minimum purchase ($6.6 million for 1999 and decreasing annually for the balance of the contract) for the Ortho-Est(R) oral estrogen product. In addition, we are an early stage company and have experienced significant increases in operating expenses associated with obtaining rights to market and distribute additional products and the expansion of our sales and marketing and general and administrative activities, and we expect that these increases will continue in the future. As a result of this variability in revenues and increased expenses, our results of operations have varied during our short operating history and we expect that they will continue to fluctuate significantly in the future. In addition, other factors may cause fluctuations in our revenues and results of operations, including the following:

     o the success of our sales force in distributing and/or co-promoting our current product line and changes in market acceptance of those products,

     o our ability to introduce new products through co-promotion or distribution agreements or otherwise,

     o legislative changes that affect our products and the way we market them and our ability to comply with new or existing regulations,

     o the amount and timing of expenditures for the expansion of our operations,

     o changes in the competitive environment that could cause us to change our pricing or marketing strategy,

     o changes in the economic and market environment generally or in the health care industry.

     To the extent our revenues do not increase in line with our expenses, we may be unable to reduce spending commitments in a timely manner to compensate for any unexpected revenue shortfall and may experience significant unanticipated losses. As a result of these factors, our operating results in one or more future periods may fail to meet the expectations of securities analysts or investors. Failure to meet these expectations could have a material adverse effect on our stock price.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, our working capital totaled $40.4 million compared to $3.4 million at December 31, 1998. Cash and cash equivalents were $4.3 million at June 30, 1999 compared to $4.4 million at December 31, 1998.

     Our primary source of liquidity has been proceeds from private placements of our equity securities and the initial public offering of common stock. In January and May 1998, we issued 1,050,000 shares of Series A Preferred Stock (equivalent to 1,921,500 shares of common stock) and warrants and 50,000 shares of Series A Preferred Stock (equivalent to 91,500 shares of common stock) and warrants for net proceeds of $10.0 million and $453,000, respectively. In October 1998, we issued 550,000 shares of Series A Preferred Stock (equivalent to 1,006,500 shares of common stock) and warrants for additional net proceeds of $5.3 million. In February 1999, we issued an additional 550,000 shares of Series A Preferred Stock (equivalent to 1,006,500 shares of common stock) and warrants for additional net proceeds of $5.3 million.

     In addition, in March 1999, we issued $7.5 million of short-term notes and warrants to purchase 60,756 shares of common stock in a private placement for net proceeds of $7.5 million. The notes bear interest at 9% per year, payable quarterly, and mature on March 1, 2000. We may prepay the notes at any time without penalty. We intend to repay the notes in the third quarter of 1999.

     On July 1, 1999, we completed our initial public offering of 4,500,000 shares of our common stock, providing the Company with proceeds, net of underwriting fees and offering expenses, of approximately $44.5 million. All shares of convertible Preferred Stock outstanding on June 28, 1999 automatically converted into 4,388,329 shares of common stock upon the sale of common stock in the offering. In July 1999, the underwriters exercised in full their over-allotment option, and we issued an additional 675,000 shares of common stock providing us with net proceeds of approximately $6.9 million.

     In addition to operating expenses, our primary use of funds has been and will continue to be to fund capital expenditures, to obtain the rights to market and distribute products and to acquire companies.

     Net cash used in operating activities was $10.7 million for the six months ended June 30, 1999 and was $2.0 million for the same period in 1998. Net cash used in investing activities was $2.2 million for the six months ended June 30, 1999 and was $835,000 for the same period in 1998, consisting of the deferred cash payment for the acquisition of As We Change, LLC in 1999 and net capital expenditures. Net cash provided by financing activities was $12.8 million for the six months ended June 30, 1999 and was $10.4 million for the same period in 1998, primarily consisting of the net proceeds from the issuance of equity securities and, in 1999, the issuance of short-term notes payable.

     For the six-month period ended June 30, 1999, we made net capital expenditures of $1.2 million for computer equipment, development of our Internet site and acquisition of licenses and other assets including production of the Benefit:Risk Assessment Model and RENEWAL a time for you(TM), a program that we are developing in conjunction with Dr. Deepak Chopra. We made net capital expenditures of $329,000 during the six months ended June 30, 1998, primarily for furniture and fixtures and equipment. As of June 30, 1999, we have made firm commitments of approximately $175,000 for remaining 1999 capital expenditures primarily for the Benefit:Risk Assessment Model and expansion of the As We Change, LLC facilities. In addition, in July 1999, we entered into a distribution and license agreement with Laboratoires Fournier S.A. under which we have the exclusive right (subject to exceptions) to market, use, distribute and sell the Esclim(TM) estrogen transdermal system in various dosages in the United States and Puerto Rico. The agreement requires us to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, with $750,000 payable in 1999 and $700,000 of this fee subject to sales objectives being reached in 2000 and 2001. With the expenses described above and the potential addition of a product or a product line acquisition, we anticipate making net capital expenditures of approximately $12.3 million for the full year 1999.

     Our product co-promotion agreements with Bristol-Myers Squibb and Ortho-McNeil Pharmaceutical, Inc. require us to achieve minimum performance levels to receive compensation or to prevent contract termination. Because we only recently signed our co-promotion agreement with respect to the Pravachol(R) cholesterol-lowering pharmaceutical product, we are currently evaluating our ability to meet the minimum prescription levels in 1999. In addition, we have only recently begun co-promoting the Ortho Tri-Cyclen(R) oral contraceptive and have not yet begun promoting Ortho-McNeil's new oral combination hormonal replacement therapy product, which is under review by the FDA. Accordingly, we cannot estimate our success in co-promoting these products.

     We have experienced a substantial increase in our expenditures since our inception consistent with growth in our operations and staffing, and anticipate that this growth will continue for the next several years. Our co-promotion agreement with Ortho-McNeil Pharmaceutical, Inc. requires us to expand our field sales force to at least 100 representatives in 1999 and to further significantly expand our sales force if approval of the new oral combination hormonal replacement therapy product covered by the agreement is received from the FDA. We expect that our operating expenses will continue to increase as we obtain rights to market and distribute additional products and we expand our sales and marketing activities and our educational programs for clinicians and women.

     We also are obligated to make significant minimum payments under certain of our agreements with our collaborative partners. The minimum purchase commitment for the Ortho-Est(R) oral estrogen product is $6.6 million for 1999 and decreases annually over the remaining nine-year term of the contract for an aggregate commitment of $40.1 million. We are also obligated under other agreements to make additional payments of $1.0 million for 1999 and approximately $380,000 thereafter under other agreements.

     We believe that based on our current performance and present plans, the proceeds from our initial public offering, together with existing cash balances, will be sufficient to fund our operations, make planned capital expenditures and meet our minimum purchase commitments through the end of fiscal 2000. Our ability to fund our operations, to make planned capital expenditures and to meet our minimum purchase commitments will depend on our future operating performance, which is itself dependent on a number of factors, many of which we cannot control, including prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting our business and operations.

YEAR 2000 COMPLIANCE

     The Year 2000 issue results from computer programs having been written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. A system failure on the part of our key suppliers or customers could result in our failing to receive adequate supplies of products or our being unable to process sales.

     Our plan to resolve the Year 2000 issue involves the following phases: assessment, remediation, and confirmation through testing. To date, we have completed our assessment of all internal systems and equipment that could be significantly affected by the Year 2000. We have completed the remediation phase and have completed approximately half of the activities in the testing and readiness confirmation phases. Our assessment indicated that most of our internal management information systems and other significant equipment will correctly utilize dates beyond December 31, 1999 ("Year 2000 ready"). Costs incurred to upgrade the components of our computing infrastructure have been minimal.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

     Our electronic transactions with suppliers or customers currently are not significant. Our electronic transactions with financial institutions have been assessed, and we expect to confirm their Year 2000 readiness through testing during the third quarter of 1999. We have queried our significant suppliers that do not share information systems with us. To date, we have received assurances from our major vendors that they are or will be Year 2000 ready prior to December 31, 1999 and we are not aware of suppliers with a Year 2000 issue that would materially impact our results of operations, liquidity or capital resources. We have begun questioning customers and payors to assess their Year 2000 readiness. However, we have no means of ensuring that our vendors, suppliers, customers or payors will be Year 2000 ready. The inability of suppliers, customers and payors to complete their Year 2000 resolution process in a timely fashion could have a material adverse effect on us.

Year 2000 Remediation Costs

      We will utilize both internal and, if necessary, external resources to reprogram or replace, test and implement our internal systems and equipment for Year 2000 modifications. Expenditures required to make us Year 2000 compliant will be expensed as incurred and are not expected to be material to our consolidated financial position or results of operations. Actual costs incurred to date have not been material.

Contingency Plans

     We have developed certain contingency plans to address failure of remediation activities as applied to internal management information systems and other significant equipment and the failure of our key suppliers to be Year 2000 ready. We have prioritized our critical suppliers and are developing plans to provide for the continuance of product availability through accelerated purchasing if we cannot obtain adequate assurances regarding a specific entity's ability to become ready for the Year 2000. We also have considered the implementation of manual order processing and fulfillment systems should the electronic systems fail.

Risk to Us

     We believe we have an effective program in place to test and confirm Year 2000 readiness in a timely manner. Based on our assessment, we do not believe that our internal operations are subject to material exposure to Year 2000 issues. As noted above, however, we have not yet completed the final phases of the Year 2000 program. In the event that our internal systems are not Year 2000 ready, or our suppliers or customers are not Year 2000 ready, we may be temporarily unable to sell products in our current distribution channels or use our financial systems to operate finance and accounting functions. As a result, we may experience a material loss of revenues that would adversely affect our results of operations. We consider this sort of interruption to be the most reasonably likely unfavorable result of any failure by us or the third parties upon whom we rely to become Year 2000 ready.

     In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect us. We could be subject to litigation due to computer systems or product failure, including as a result of equipment shutdown or failure to properly date business records. We cannot reasonably estimate at this time the amount of potential liability and lost revenue that could result from Year 2000 issues.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not Applicable.

                                     PART II



ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

     In March 1999, Women First filed a registration statement under the Securities Act of 1933 to sell up to 4.5 million shares of common stock in its Initial Public Offering ("IPO"). The effective date of the registration statement was June 28, 1999, under Commission File No. 333-74367. The offering was managed by Allen & Company Incorporated and Needham & Company, Inc. and closed on July 1, 1999 after Women First sold an aggregate of 4.5 million shares of common stock at an initial public offering price per share of $11.00. On July 21, 1999, Women First sold an additional 675,000 shares of common stock at an initial public offering price per share of $11.00 upon the underwriters' exercise in full of their over-allotment option. The IPO, including the underwriters' exercise of their over-allotment option, resulted in gross proceeds to us of $56.9 million, $4.0 million of which was applied toward the underwriting discount. Other expenses related to the offering totaled approximately $1.5 million. Our net proceeds totaled $51.4 million, all of which were deposited into our accounts in July 1999. As of June 30, 1999, none of the offering proceeds had been received or applied by us. John Simon, a Director of Women First, is a managing director with Allen & Company Incorporated.

ITEM 5.    OTHER ITEMS

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

WE HAVE RECENTLY STARTED OPERATIONS AND HAVE EXPERIENCED LOSSES SINCE OUR INCEPTION. OUR BUSINESS MUST EXPAND FOR US TO ATTAIN PROFITABILITY.

     We are an early stage company with a history of losses. Through June 30, 1999, we have generated only $14.2 million in net revenues. We have incurred significant losses since we were founded in November 1996. We have an accumulated deficit of $25.7 million through June 30, 1999, and we expect to incur losses at least through the end of 2000. We may not successfully complete the transition to successful operations or profitability. Early stage companies such as ours frequently encounter problems, delays and expenses. These include, but are not limited to, unanticipated problems and additional costs related to marketing, competition and product acquisitions and development. These problems may be beyond our control, and in any event, could adversely affect our results of operations. See "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE HAVE A BROAD BUSINESS MODEL THAT WILL REQUIRE THE DEVELOPMENT OF MANY DIFFERENT AREAS. IF WE FAIL TO IMPLEMENT ANY OF THE KEY ELEMENTS OF OUR BUSINESS PLAN, OUR BUSINESS MAY NOT SUCCEED.

     We have embarked on an ambitious plan to provide pharmaceutical and self-care products, educational programs and support systems to women to help them make better decisions regarding their health care in midlife. There is a limited market awareness of our company and the products and services we offer. To be successful, we must continue to develop, coordinate and balance various elements of our business. Among other things, we must:

     o generate market demand for the products we offer, prepare and disseminate information about midlife women's health care and establish the Women First(TM) brand name,

     o convince OB/GYNs and the nurse practitioners and physician assistants focused on women's health to prescribe and recommend the products we offer,

     o maintain and obtain rights to market and distribute products and integrate them into our business, and

     o augment sales and marketing and manage different distribution channels for the products we offer.

If we fail to implement any of these key elements of our business plan, our business may not succeed.

MANY OF OUR PRODUCT AGREEMENTS REQUIRE US TO MAKE MINIMUM PAYMENTS OR MAKE A MINIMUM NUMBER OF SALES CALLS. IF OUR SALES OF THESE PRODUCTS DO NOT EXCEED THE COSTS OF THESE MINIMUM PAYMENTS OR WE DO NOT MAKE THE MINIMUM CALLS, OUR MARKETING AND DISTRIBUTION OF THESE PRODUCTS WILL NOT BE PROFITABLE AND OUR RESULTS OF OPERATIONS WILL BE HARMED.

     We have acquired the right to market and sell many of the products we offer through license or co-promotion agreements with third parties. Some of these agreements require us to make minimum payments or make a minimum number of sales calls regardless of our actual sales of product covered by the agreement. The minimum payments we are required to make or our costs of making the minimum number of sales calls under these agreements may exceed our sales of the products to which these minimum payments or minimum sales calls relate, and, as a result, our marketing and distribution of some or all of these products may not be profitable. In particular, our distribution agreement for the Ortho-Est(R) oral estrogen product requires us to make minimum aggregate payments of $40.1 million to Ortho-McNeil Pharmaceutical, Inc. over the remaining nine-year period of the contract, regardless of the actual sales performance of this product. Under this agreement, we are required to make minimum payments of $6.6 million during 1999. The minimum payments in future years decrease annually based on a ten-year forecast that was determined at the time the contract was executed.

     Our co-promotion agreement with Ortho-McNeil Pharmaceutical, Inc. relating to the Ortho Tri-Cyclen(R) oral contraceptive product and a new oral combination hormonal replacement therapy (HRT) product requires us to make a significant number of sales calls each year during the term of the agreement, with the number increasing significantly if FDA approval of the product is received and the product is launched. Ortho-McNeil will not be required to make the minimum payments to us that are contemplated by the co-promotion agreement with respect to the Ortho Tri-Cyclen(R) product if we fail to make a specified portion of the required sales calls for that product or if the growth in Ortho-McNeil's market share for oral contraceptives among the clinicians we call on does not exceed the growth in Ortho-McNeil's market share among a control group of clinicians. Ortho-McNeil also may reduce the payments otherwise required to be paid to us under the agreement with respect to the new oral HRT product if we do not make a specified portion of the minimum number of sales calls for that product. The co-promotion agreement also limits the number of products other than Ortho Tri-Cyclen(R) and the new HRT product that our sales force may present during the same sales call as Ortho Tri-Cyclen(R) and the new HRT product.

     In addition, our pharmacy management agreement with Health Script, a wholly owned division of Dura Pharmaceuticals, Inc., requires us to pay a minimum monthly management fee of $22,800 during the two-year term of the agreement. We are also obligated to pay future development fees of $625,000 to CHPNC, LLC prior to September 25, 2000 for the development of the Benefit:Risk Assessment Model. In July 1999, we entered into a distribution and license agreement with Laboratoires Fournier S.A. under which we have been granted the exclusive right (subject to exceptions) to market, use, distribute and sell the Esclim(TM) estrogen transdermal system in various dosages in the United States and Puerto Rico. The agreement requires us to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, with $700,000 of this fee subject to sales objectives being reached. Our failure to generate sales exceeding the specified minimum payments or the costs of the minimum sales calls under these agreements could have a material adverse effect on our business and could give the other parties to these agreements the right to terminate or modify the contract.

MANY OF OUR PRODUCT AGREEMENTS MAY BE TERMINATED IF WE FAIL TO MAKE MINIMUM PURCHASES, MAKE A MINIMUM NUMBER OF SALES CALLS OR FOR OTHER REASONS. THIS COULD FORCE US TO DISCONTINUE SALES OF KEY PRODUCTS AND COULD HARM OUR RESULTS OF OPERATIONS.

     Our contracts relating to the products we offer contain various provisions that allow the other party to terminate the contract, which, if exercised, could force us to discontinue sales of the product and could have a material adverse effect on our business. Our co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group relating to the cholesterol-lowering drug Pravachol(R) provides that Bristol-Myers Squibb may terminate the agreement in the event that Pravachol(R) prescriptions written in the United States by designated OB/GYNs and the nurse practitioners and physician assistants in their offices do not exceed specified minimum prescription amounts. These specified minimum amounts increase quarterly in the first year and yearly from year to year thereafter. Bristol-Myers Squibb may terminate the agreement in the event that prescriptions for Pravachol(R) written by the clinicians covered by the agreement do not exceed these minimum amounts for two consecutive quarters or the yearly prescription forecasts for one year. September 30, 1999 is the end of the first two consecutive quarter period under the agreement. These minimum amounts require us to achieve a significant increase over the number of prescriptions for this product currently written by the clinicians designated by the agreement and substantially exceed the baseline amounts used for purposes of calculating the performance fee under the contract. Furthermore, the co-promotion agreement with Bristol-Myers Squibb contains a provision that allows Bristol-Myers Squibb to terminate the agreement upon a change of control of Women First. As a result, we could lose our rights to market and sell Pravachol(R) if we fail to meet our minimum performance obligations or if we are acquired.

     Our co-promotion agreement with Ortho-McNeil Pharmaceutical, Inc. allows Ortho-McNeil to terminate the contract if we fail to make a specified portion of the required sales calls for three consecutive quarters. Ortho-McNeil also may terminate the agreement if there is a change of control of Women First or if either Edward F. Calesa, the Chairman of the Board, or David F. Hale, our President and Chief Executive Officer, is no longer associated with Women First (other than as a result of death or disability). In addition, the co-promotion agreement covers a new oral hormonal replacement therapy (HRT) product which has not yet been approved by the FDA. If the new HRT product has not been approved by the FDA or the product has not been launched prior to October 1, 2000, either party may terminate the agreement.

     Our seven-year agreement with BioFilm for the ViAmor(TM) vaginal moisturizer and our ten-year agreement with Price Invena ApS for the SafeStart(TM) umbilical cord clamp/cutter also require us to make specified minimum purchases. If we do not make the specified minimum purchases of the ViAmor(TM) product, the agreement provides that BioFilm's exclusive remedy is termination of the contract and $25,000 in liquidated damages. Under the agreement for the SafeStart(TM) product, our failure to achieve a certain level of purchases will result in our exclusive distribution rights becoming non-exclusive.

     In addition, our contract with Ortho-McNeil Pharmaceutical, Inc. relating to the Ortho-Est(R) oral estrogen product allows Ortho-McNeil to terminate the contract (1) upon one year's notice so long as

Ortho-McNeil provides us with a one-year supply of the Ortho-Est(R) product and uses reasonable commercial efforts to transfer the manufacturing and distribution rights to the product to us or (2) immediately if the cost of FDA revalidation, should it become necessary, exceeds $3 million. Most of our contracts permit termination by the other party if we breach our obligations, including our minimum payment commitments, under the contracts or enter bankruptcy.

IF MIDLIFE WOMEN DO NOT USE AND/OR THEIR CLINICIANS DO NOT RECOMMEND THE PRODUCTS WE OFFER, WE WILL CONTINUE TO EXPERIENCE SIGNIFICANT LOSSES.

     The products we license, acquire or co-promote may not achieve market acceptance. The market acceptance of these products will depend on, among other factors:

     o    their advantages over existing competing products,

     o    their perceived efficacy and safety,

     o the actual or perceived side effect profile of hormonal replacement therapies,

     o the reimbursement policies of the government and third-party payors, and

     o the ability of our sales specialists to convince OB/GYNs and nurse practitioners and physician assistants in their offices to recommend our products.

     Our model assumes that our marketing programs and the growth in our target market will result in increased demand for the products we offer. If our marketing programs do not succeed in generating a substantial increase in demand for our products, we will be unable to realize our operating objectives. In addition, our business model seeks to build on the expanding roles of OB/GYNs and the nurse practitioners and physician assistants focused on women's health, and our marketing efforts are concentrated on this group. If the clinicians we target do not recommend and prescribe the products we offer or if midlife women do not regularly use these products, we will continue to experience significant losses and our business will be adversely affected. Moreover, if we fail to develop the market-wide brand identity for Women First that we are seeking, our business will be adversely affected.

ANY FAILURE BY US TO OBTAIN RIGHTS TO ADDITIONAL PRODUCTS OR TO ACQUIRE COMPANIES AND SUCCESSFULLY INTEGRATE THEM WILL LIMIT OUR GROWTH AND MAY HARM OUR BUSINESS.

     We plan to obtain rights to additional products through license, co-promotion or acquisition agreements and may acquire companies that complement our business. Our failure to obtain rights to market products or to acquire products or companies on acceptable terms or to integrate these products or companies into our organization could harm our business. We may not be able to identify appropriate licensing, co-promotion or acquisition candidates in the future. Even if we identify an appropriate candidate, competition for it may be intense. We may not be able to successfully negotiate the terms of a license, co-promotion or acquisition agreement on commercially acceptable terms. The negotiation of agreements to obtain rights to additional products or to acquire companies could divert our management's time and resources from our existing business. Moreover, we may be unable to finance an acquisition or integrate a new product or company into our existing business. If we use shares of our common stock as consideration for one or more significant acquisitions, our stockholders could suffer significant dilution of their ownership interests.

OUR QUARTERLY FINANCIAL RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY FAIL TO MEET OR EXCEED THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, WHICH COULD CAUSE THE PRICE OF OUR STOCK TO DECLINE SIGNIFICANTLY.

     Our quarterly operating results may fluctuate significantly based on factors such as:

     o    changes in the acceptance or availability of the products we offer,

     o the timing of new product offerings, acquisitions or other significant events by us or our competitors,

     o regulatory approvals and legislative changes affecting the products we offer or those of our competitors,

     o    the productivity of our sales force,

     o    the timing of expenditures for the expansion of our operations, and

     o general economic and market conditions and conditions specific to the health care industry.

     Due to our short operating history and the difficulty of predicting demand for the products we offer, we are unable to accurately forecast our revenues. For example, we only recently began co-promoting the cholesterol-lowering drug Pravachol(R) and the Ortho Tri-Cyclen(R) oral contraceptive and will not begin promoting Ortho-McNeil Pharmaceutical, Inc.'s new oral combination hormonal replacement therapy product until the product receives FDA approval and is launched by Ortho-McNeil. Accordingly, we have little basis to estimate our revenues from co-promoting these products. In addition, we plan to obtain rights to additional products and fund additional sales and marketing and general and administrative activities, all of which would increase our operating expenses. Accordingly, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could have a material adverse effect on our stock price. For a further discussion of expenditures and other factors that could affect our results of operations, see "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations."

THE HEALTH CARE INDUSTRY AND THE MARKETS FOR THE PRODUCTS WE OFFER ARE VERY COMPETITIVE. WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY, ESPECIALLY AGAINST ESTABLISHED INDUSTRY COMPETITORS WITH SIGNIFICANTLY GREATER FINANCIAL RESOURCES.

     The health care industry is highly competitive. Most of our competitors and those of our collaborative partners are large well-known pharmaceutical, life science and health care companies that have considerably greater financial, sales, marketing and technical resources than we have. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines we market and distribute. In addition, competitors may elect to devote substantial resources to marketing their products to midlife women and may choose to develop educational and information programs like those we have developed to support their marketing efforts. Our business, financial condition and results of operations could be materially and adversely affected by any one or more of such developments.

     The pharmaceutical products we offer face significant competition. The Ortho-Est(R) oral estrogen product, which has experienced declining sales and market share and currently represents less than 1% of the market share of estrogen replacement products sold in the United States, competes with the Premarin(R) oral estrogen product and the Prempro(R) and Premphase(R) combination oral estrogen and progestin products, all of which are marketed by Wyeth-Ayerst Laboratories, Inc. The Ortho-Est(R) product also competes with several other estrogen products, including branded and generic products, taken orally and through transdermal patches and creams, as well as non-hormonal replacement therapy products marketed by Merck & Co., Inc. and Eli Lilly & Company. The Ortho Tri-Cyclen(R) product competes with other oral contraceptive products marketed by Wyeth-Ayerst, Warner-Lambert Company, Organon Inc. and Berlex Laboratories. Ortho Tri-Cyclen(R) also competes with other forms of contraception including contraceptive implants, progestin injections, intrauterine devices, spermicides, diaphragms, cervical caps, female condoms, emergency contraception and sterilization. The new oral combination hormonal replacement therapy product covered by our co-promotion agreement with Ortho-McNeil Pharmaceutical, Inc., if approved and launched, will compete primarily with Prempro(R) and Premphase(R) combination oral estrogen and progestin products and a combination estrogen and progestin patch manufactured by Noven Pharmaceuticals, Inc. and marketed by Rhone-Poulenc Rorer. The new oral HRT product will also compete with oral estrogen and transdermal estrogen products as well as oral progestin products. The Pravachol(R) brand competes with other cholesterol-lowering products marketed by Merck, Warner-Lambert Company/Pfizer, Inc., Novartis Pharmaceuticals Corporation and Bayer Corporation. In addition, micronized progesterone and other hormonal replacement therapy products compounded by Women First Pharmacy Services compete with compounded hormonal replacement therapy products distributed by regional and national pharmacies. In 1998, Solvay Pharmaceuticals, Inc. received FDA approval to market an oral capsule containing micronized progesterone developed and manufactured by Schering Plough Corporation. Products compounded by Women First Pharmacy Services may also compete with FDA approved pharmaceutical products.

     Competition for the self-care products we offer also is significant. The ViAmor(TM) vaginal moisturizer competes against a number of well-known brands of vaginal moisturizers and lubricants. The IntegraVie(TM) line of skin care products faces competition from products from other cosmetics and dermatological companies. As We Change, LLC competes with a number of catalog companies and Internet retailers focusing on self-care products. Our educational products will compete with products that have been developed by medical professionals and non-professionals alike. Our Internet site, WOMENFIRST.COM, competes with other Internet sites focused on women's health as well as sites focused on health in general. Our failure to adequately respond to the competitive challenges faced by the products we offer could have a material adverse effect on our business, financial condition and results of operations.

IF WE DO NOT SUCCESSFULLY MANAGE ANY GROWTH WE EXPERIENCE, WE MAY EXPERIENCE INCREASED EXPENSES WITHOUT CORRESPONDING REVENUE INCREASES.

     Our business plan will, if implemented, result in rapid expansion of our operations. This expansion may place a significant strain on our management, financial and other resources. It also will require us to increase expenditures before we generate corresponding revenues. Our ability to manage future growth, should it occur, will depend upon our ability to identify, attract, motivate, train and retain highly skilled managerial, financial, business development, sales and marketing and other personnel. Competition for these employees is intense. Moreover, the addition of products or businesses will require our management to integrate and manage new operations and an increasing number of employees and could require us to expand into new areas such as pharmaceutical development. We may not be able to implement successfully and maintain our operational and financial systems or otherwise adapt to growth. Any failure to manage growth, if attained, would have a material adverse effect on our business.

WE MAY NOT BE ABLE TO OBTAIN REIMBURSEMENT FOR THE PHARMACEUTICAL PRODUCTS WE OFFER. ANY FAILURE TO OBTAIN REIMBURSEMENT COULD REQUIRE US TO DISCONTINUE SALES OF A PARTICULAR PRODUCT AND COULD HARM OUR RESULTS OF OPERATIONS.

     Our ability to market new and existing pharmaceutical products depends in part on whether health care payors, including government authorities, private health insurers, health maintenance organizations and managed care organizations, will provide sufficient reimbursement for the products we offer. Third-party payors are increasingly challenging the prices of pharmaceutical products and demanding data to justify the inclusion of new or existing products in their formularies. Significant uncertainty exists regarding the reimbursement status of pharmaceutical products, and we cannot predict whether additional legislation or regulation affecting third-party coverage and reimbursement will be enacted in the future, or what effect such legislation or regulation would have on our business. Reimbursement may not be available for the products we offer and reimbursement granted may not be maintained. In particular, sales of the Ortho-Est(R) oral estrogen product may be adversely affected by formularies that require substitution of generics on prescriptions written for the Ortho-Est(R) product unless the physician indicates "dispense as written" on the prescription. Additionally, sales through Women First Pharmacy Services may be limited by pharmacy benefit management groups that restrict participation in their networks. Moreover, limits on reimbursement available from third-party payors may reduce the demand for, or adversely affect the price of, the products we offer. The unavailability or inadequacy of third-party reimbursement for the products we offer would have a material adverse effect on our results of operations.

WE DO NOT CURRENTLY CONDUCT PHARMACEUTICAL RESEARCH AND DEVELOPMENT. THIS MAY LIMIT THE RANGE OF PRODUCTS WE OFFER.

     We do not presently conduct our own pharmaceutical research and development programs. In addition, we do not presently anticipate conducting our own discovery research for pharmaceutical products. However, we may obtain rights to develop and market a product in clinical development. If that occurs, we generally plan to rely on third parties to perform the development work. We may not be able to obtain arrangements for development by contract organizations on commercially reasonable terms, if at all, and this may limit the range of products we are able to market and distribute.

TECHNOLOGICAL CHANGE COULD RENDER THE PHARMACEUTICAL PRODUCTS WE OFFER OBSOLETE.

     The pharmaceutical products that we market and distribute could be rendered obsolete or uneconomical by the development of new drugs or devices to treat the conditions that they address. Technological advances affecting costs of production or marketing also could adversely affect our ability to sell products. In addition, our own licensing, acquisition, co-promotion or development of additional products could adversely affect the demand for the products we currently offer if the new product has the same or similar indications as one or more of the products we currently offer.

WE ARE DEPENDENT ON SINGLE SOURCES OF SUPPLY FOR ALL OF THE PRODUCTS WE OFFER. IF ONE OF OUR SUPPLIERS FAILS TO SUPPLY ADEQUATE AMOUNTS OF A PRODUCT WE OFFER, OUR SALES MAY SUFFER AND WE COULD BE REQUIRED TO ABANDON A PRODUCT LINE.

     We are dependent on single sources of supply for all of the products we offer. With respect to these products, we cannot guarantee that these third parties will be able to provide adequate supplies of products in a timely fashion. We also face the risk that one of our suppliers could become insolvent, declare bankruptcy, lose its production facilities in a disaster, be unable to comply with applicable government regulations or lose the governmental permits necessary to manufacture the products it supplies to us. If we are unable to renew or extend an agreement with a third-party supplier, if an existing agreement is terminated or if a third-party supplier otherwise cannot meet our needs for a product, we may not be able to obtain an alternative source of supply in a timely manner or at all. In these circumstances, we may be unable to continue to market products as planned and could be required to abandon or divest ourselves of a product line on terms which would materially adversely affect us.

WE MAY BE EXPOSED TO PRODUCT AND PROFESSIONAL LIABILITY CLAIMS NOT COVERED BY INSURANCE THAT WOULD HARM OUR BUSINESS.

     We may be exposed to product or professional liability claims. Although we believe that we currently carry and intend to maintain appropriate product and professional liability insurance, we cannot guarantee that this insurance will be sufficient to cover all possible liabilities. A successful suit against us could have an adverse effect on our business and financial condition if the amounts involved are material.

WE ARE UNCERTAIN OF OUR ABILITY TO OBTAIN ADDITIONAL FINANCING FOR OUR FUTURE CAPITAL NEEDS. IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO CONTINUE TO OPERATE OUR BUSINESS.

     We will require significant amounts of additional capital to achieve our goals. We believe that the net proceeds from the offering, together with existing cash balances, will be sufficient to meet our working capital, capital expenditure requirements and minimum purchase commitments through the end of the year 2000. Our future capital requirements will depend on many factors including:

     o the costs of our sales and marketing activities and our education programs for clinicians and women,

     o    competing product and market developments,

     o    the costs of acquiring or developing new products,

     o    the costs of expanding our operations, and

     o    our ability to generate positive cash flow from our sales.

     Additional funding may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to curtail significantly or defer one or more of our marketing or educational programs or to limit or postpone obtaining new products through license, acquisition or co-promotion agreements. If we raise additional funds through the issuance of equity securities, the percentage ownership of our then-current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, these new securities would have certain rights, preferences and privileges senior to those of the holders of our common stock, and the terms of these debt securities could impose restrictions on our operations. For a further discussion of expenditures and other factors that could affect our need for future capital, see "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

OUR INABILITY TO OBTAIN NEW PROPRIETARY RIGHTS OR TO PROTECT AND RETAIN OUR EXISTING RIGHTS COULD IMPAIR OUR COMPETITIVE POSITION AND ADVERSELY AFFECT OUR SALES.

     We believe that the patents, trademarks, copyrights and other proprietary rights that we own or license, or that we will own or license in the future, will continue to be important to our success and competitive position. If we fail to maintain our existing rights or cannot acquire additional rights in the future, our competitive position may be harmed. Due to the length of time and expense associated with bringing new pharmaceutical products to market, there are benefits associated with acquiring or licensing products that are protected by existing patents or for which patent protection can be obtained. While some products we offer, such as the Pravachol(R) cholesterol-lowering drug, the Ortho Tri-Cyclen(R) oral contraceptive, the new oral combination HRT product, the SafeStart(TM) umbilical cord clamp/cutter and the IntegraVie(TM) line of skin care products, incorporate patented technology, most of the products we sell are not protected by patents. We have applied for registration of a number of key trademarks and intend to introduce new trademarks, service marks and brand names. We intend to take the actions that we believe are necessary to protect our proprietary rights, but we may not be successful in doing so on commercially reasonable terms, if at all. In addition, parties that license their proprietary rights to us may face challenges to their patents and other proprietary rights and may not prevail in any litigation regarding those rights. Moreover, our trademarks and the products we offer may conflict with or infringe upon the proprietary rights of third parties. If any such conflicts or infringements should arise, we would have to defend ourselves against such challenges. We also may have to obtain a license to use those proprietary rights or possibly cease using those rights altogether. Any of these events could harm our business.

MUCH OF OUR BUSINESS IS SUBJECT TO REGULATION. REGULATORY BODIES COULD IMPAIR OR ELIMINATE OUR ABILITY TO CONDUCT PORTIONS OF OUR BUSINESS.

     Many of our activities are subject to extensive regulation by one or more federal, state or local agencies. These regulatory bodies have the power to restrict or eliminate many of our business activities, and to seek civil and criminal penalties for noncompliance with applicable laws and regulations. For example, products compounded by Women First Pharmacy Services will be subject to legislation containing, among other elements, provisions restricting the advertising of compounded products and strictly limiting the compounding of pharmaceuticals. The FDA also has proposed a limit of 20% on interstate shipments of compounded drugs with respect to total prescriptions dispensed and a 5% limit on interstate shipments of any one compounded pharmaceutical product by a given pharmacy. Changes in existing laws and regulations could adversely affect our business.

OUR FAILURE TO RETAIN THE PRINCIPAL MEMBERS OF OUR MANAGEMENT TEAM OR TO HIRE ADDITIONAL QUALIFIED EMPLOYEES WOULD ADVERSELY AFFECT OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN.

     Our success depends upon the retention of the principal members of our management, technical and marketing staff, particularly Edward F. Calesa, the Chairman of the Board, and David F. Hale, our President and Chief Executive Officer. The loss of the services of Mr. Calesa, Mr. Hale or other key members of our management team might significantly delay or prevent the achievement of our development and strategic objectives. Our co-promotion agreement with Ortho-McNeil Pharmaceutical, Inc. relating to the Ortho Tri-Cyclen(R) oral contraceptive and a new oral combination hormonal replacement therapy product under review by the FDA contains a provision that would allow Ortho-McNeil to terminate the agreement if either Mr. Calesa or Mr. Hale is no longer associated with Women First (except as a result of their death or disability). We have entered into employment contracts with Mr. Calesa and Mr. Hale. We are the beneficiary of a life insurance policy on the life of Mr. Calesa in the amount of $2.0 million. We do not have life insurance policies on the lives of any other members of our management team. Our success also depends on our ability to attract additional qualified employees. Companies in the pharmaceutical and health care industries compete intensely for qualified personnel. We have agreed not to solicit sales representatives from Johnson & Johnson or any of its subsidiaries or from any contractor of Ortho-McNeil Pharmaceutical, Inc. that provides a sales force that calls on physicians. Our inability to retain our existing personnel or to hire additional qualified employees would have a material adverse effect on our company.

OUR MANAGEMENT AND EXISTING STOCKHOLDERS WILL RETAIN SUBSTANTIAL CONTROL OVER OUR VOTING STOCK AND CAN MAKE DECISIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS AND OUR STOCK PRICE.

     As of July 31, 1999, Edward F. Calesa and his family members jointly own approximately 41.2% of our common stock. Johnson & Johnson Development Corporation, a subsidiary of Johnson & Johnson, owns approximately 12.2% of our common stock. Our present directors, executive officers and principal stockholders as a group beneficially own approximately 56.9% of the outstanding common stock. Accordingly, if all or certain of such stockholders were to act together, they would be able to exercise significant influence over or control the election of our Board of Directors, the management and policies of Women First and the outcome of certain corporate transactions or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

     Management and our existing stockholders, acting together, will be able to prevent or effect a change in control of Women First and will be able to amend certain provisions of our certificate of incorporation and bylaws at any time. The interests of management and our existing stockholders may conflict with the interests of our other holders of common stock, and this concentration of ownership may discourage others from initiating potential merger, takeover or other change in control transactions.

OUR BUSINESS MAY BE INTERRUPTED BY YEAR 2000 PROBLEMS IF OUR VENDORS, CUSTOMERS OR PAYORS ARE UNABLE TO CONVERT THEIR SYSTEMS OR IF ANY OF OUR INTERNAL SYSTEMS ARE NOT COMPLIANT.

     The Year 2000 issue results from computer programs having been written using two digits rather than four to define the applicable year. Computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. If any of our internal systems are affected by a Year 2000 problem, we may experience a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, we cannot predict the extent to which the Year 2000 issue will affect our vendors, customers or payors and other parties that provide us with significant products and services, or the extent to which we would be vulnerable if these parties fail to resolve any Year 2000 issues on a timely basis. Any failure on the part of these parties to achieve Year 2000 compliance on a timely basis could materially adversely affect us. For example, a system failure on the part of our key suppliers or customers could result in our failing to receive adequate supplies of products or our being unable to process sales.

     In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect us. We could be subject to litigation due to computer systems or product failure, including as a result of equipment shutdown or failure to properly date business records. We cannot reasonably estimate at this time the amount of potential liability and lost revenue that could result from Year 2000 issues. For more information concerning Year 2000 issues that could affect our business, see "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation -- Year 2000 Compliance."

THE PUBLIC MARKET FOR OUR COMMON STOCK MAY BE VOLATILE, AND THE PRICE OF OUR STOCK MAY FLUCTUATE FOR REASONS UNRELATED TO OUR OPERATING PERFORMANCE. A SIGNIFICANT DECLINE IN THE PRICE OF OUR STOCK COULD LEAD TO A CLASS ACTION LAWSUIT AGAINST US.

     The market prices and trading volumes for securities of emerging companies, like Women First, historically have been highly volatile and have experienced significant fluctuations both related and unrelated to the operating performance of those companies. The price of our common stock may fluctuate widely, depending on many factors, including factors that may cause our quarterly operating results to fluctuate as well as market expectations and other factors beyond our control. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against that company by some of its stockholders. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources, which could materially and adversely affect our results of operations and financial condition.

SALES OR THE PERCEPTION OF FUTURE SALES OF OUR COMMON STOCK MAY IMPAIR OUR STOCK PRICE.

     Sales of substantial numbers of shares of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock and make it more difficult for us to raise funds through equity offerings in the future. A substantial number of outstanding shares of common stock and shares of common stock issuable upon exercise of outstanding stock options will become available for resale in the public market at prescribed times. As of July 31, 1999, we had 17,252,395 shares of common stock outstanding. The 5,175,000 shares sold in our recent initial public offering are freely tradable under the Securities Act of 1933, as amended, unless held by our "affiliates" as defined in Rule 144 under the Securities Act. Of the remaining 12,077,395 shares of common stock outstanding as of July 31, 1999, 9,702,066 will be eligible for sale under Rule 144 under the Securities Act, subject to volume and other limitations, upon the expiration of 180-day lock-up agreements described below. As of July 31, 1999, we had 2,277,435 shares of common stock reserved for issuance upon the exercise of stock options granted or available for grant under the Women First HealthCare Long-Term Incentive Plan and the Women First Incentive Stock Plan and 541,128 shares reserved for issuance upon exercise of outstanding warrants. Some of our stockholders have rights that entitle them to register their common stock under the Securities Act at our expense.

     All of the shares of common stock that were outstanding prior to our initial public offering, substantially all shares of common stock issued upon the conversion of shares of preferred stock outstanding prior to the offering, all shares of common stock issuable upon the exercise of warrants and the shares of common stock issuable upon exercise of options held by Women First's directors and officers are subject to lock-up agreements with the underwriters for our initial public offering pursuant to which these directors, officers and securityholders of Women First have agreed not to offer, sell, contract to sell or otherwise dispose of, or enter into any hedging transactions with respect to, any common stock or securities convertible into or exchangeable for common stock for a period of 180 days after the date of the underwriting agreement. Allen & Company Incorporated may in its sole discretion and at any time without notice release all or any portion of such securities subject to the lock-up agreements. The underwriters do not presently intend to grant permission to sell any securities subject to the lock-up agreements.

WE HAVE IMPLEMENTED ANTI-TAKEOVER PROVISIONS THAT COULD PREVENT AN ACQUISITION OF OUR COMPANY AT A PREMIUM PRICE.

     Provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws may make it difficult for a third party to acquire us and could discourage a third party from attempting to acquire us at a premium price. These include provisions classifying our board of directors, prohibiting stockholder action by written consent and requiring advance notice for nomination of directors and stockholders' proposals. In addition, Section 203 of the Delaware General Corporation Law also imposes restrictions on mergers and other business combinations between us and any holders of 15% or more of our common stock. Moreover, our new certificate of incorporation will allow our board of directors to issue, without further stockholder approval, preferred stock that could have the effect of delaying, deferring or preventing a change in control. The issuance of preferred stock also could adversely affect the voting power of the holders of our common stock, including the loss of voting control to others. The provisions of our proposed new certificate of incorporation and bylaws, as well as certain provisions of Delaware law, may have the effect of discouraging or preventing an acquisition, or disposition of, our business. Some of our key contracts contain provisions that would allow the other party to the agreement to terminate the agreement upon a change of control. These provisions also may diminish the opportunities for a stockholder to participate in certain tender offers, including tender offers at prices above the then-current fair market value of our common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         3.1        Fourth Amended and Restated Certificate of Incorporation

         3.2        Second Amended and Restated Bylaws

         10.1 Distribution and License Agreement dated as of July 19, 1999 between Women First HealthCare, Inc. and Laboratoires Fournier S.A.*

         27.1       Financial Data Schedule

* Women First is seeking confidential treatment with respect to portions of this agreement.

(b)     No reports on Form 8-K were filed in the 3 month period ended
        June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             Women First HealthCare, Inc.


Date: August 12, 1999        By: /s/ DAVID F. HALE
                                ------------------------------------------------
                                     David F. Hale
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Date: August 12, 1999        By: /s/ DEBRA P. CRAWFORD
                                ------------------------------------------------
                                     Debra P. Crawford
                                     Vice President, Chief Financial Officer and
                                     Secretary (Principal Financial and
                                     Accounting Officer)