Form 10-Q
period 1999-09-30
WOMEN FIRST HEALTHCARE INC
filed 1999-11-15
CIK 1081004

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ________________

                         Commission file number: 0-26487

                          WOMEN FIRST HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                                     13-3919601
   (State or other jurisdiction of incorporation or                    (I.R.S. Employer Identification No.)
                    organization)


          12220 EL CAMINO REAL, SUITE 400, SAN DIEGO, CALIFORNIA 92130
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (858) 509-1171


             (Former name, former address, and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 1999, 17,253,220 shares of common stock, par value $.001 per share, were outstanding.

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

                          WOMEN FIRST HEALTHCARE, INC.

                               INDEX TO FORM 10-Q

                         PART I--FINANCIAL INFORMATION


ITEM 1  --  FINANCIAL STATEMENTS (Unaudited)                                                PAGE
         Consolidated Balance Sheets.....................................................     1
         Consolidated Statements of Operations...........................................     2
         Consolidated Statements of Cash Flows...........................................     3
         Notes to Consolidated Financial Statements......................................     4

ITEM 2  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..........................................     7

ITEM 3  --  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK..................................................................    14


                                 PART II--OTHER INFORMATION

ITEM 2  --  CHANGES IN SECURITIES AND USE OF PROCEEDS....................................    15

ITEM 5  --  OTHER INFORMATION ...........................................................    15

ITEM 6  --  EXHIBITS AND REPORTS ON FORM 8-K.............................................    21

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                          WOMEN FIRST HEALTHCARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                                    1999               1998
                                                                                                ------------       ------------
                                                                                                 (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                                                   $ 41,141,634       $  4,438,445
    Accounts receivable, net                                                                       1,561,241          1,114,283
    Inventory                                                                                        897,673          1,205,597
    Receivable from related party                                                                  1,167,000            124,570
    Prepaid expenses and other current assets                                                        834,390            548,999
                                                                                                ------------       ------------
         Total current assets                                                                     45,601,938          7,431,894
Property and equipment, net                                                                          804,985            690,912
Intangible assets, net                                                                             3,598,955          3,922,847
Other assets                                                                                       1,679,012            458,010
                                                                                                ------------       ------------
         Total assets                                                                           $ 51,684,890       $ 12,503,663
                                                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                            $  1,745,891       $  1,473,674
    Payable to related party                                                                         550,829                 --
    Accrued salaries and employee benefits                                                         1,577,882          1,307,167
    Deferred business acquisition payment                                                                 --          1,059,897
    Other accrued liabilities                                                                      3,149,210            227,415
    Short-term notes payable                                                                         250,000                 --
                                                                                                ------------       ------------
         Total current liabilities                                                                 7,273,812          4,068,153
Commitments
Stockholders' equity:
    Series A convertible preferred stock, $.01 par value; 2,200,000 shares authorized; no shares issued and outstanding at September 30, 1999 and
         1,650,000 shares issued and outstanding at December 31, 1998                                     --             16,500

    Series B convertible preferred stock, $.01 par value; 690,000 shares authorized;
         no shares issued and outstanding at September 30, 1999 and 398,540 shares issued
         and outstanding and 195,460 shares to be issued at December 31, 1998                             --              5,940

    Common stock, $.001 par value at September 30, 1999 and $.01 par value at
         December 31, 1998; 40,000,000 shares authorized; 17,592,712 shares issued and 17,252,395 shares outstanding at September 30, 1999 and 8,026,310
         shares issued and 7,685,993 shares outstanding at December 31, 1998                          17,252             76,860
    Treasury stock                                                                                   (99,660)           (96,597)
    Additional paid-in capital                                                                    80,484,513         18,430,788
    Deferred compensation                                                                         (1,312,884)          (615,598)
    Accumulated deficit                                                                          (34,678,143)        (9,382,383)
                                                                                                ------------       ------------
         Total stockholders' equity                                                               44,411,078          8,435,510
                                                                                                ------------       ------------
         Total liabilities and stockholders' equity                                             $ 51,684,890       $ 12,503,663
                                                                                                ============       ============

See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                           SEPTEMBER 30,                         SEPTEMBER 30,
                                                  -------------------------------       ------------------------------
                                                      1999               1998               1999              1998
                                                  ------------       ------------       ------------       -----------
Net revenue                                       $  4,888,032       $  1,388,987       $ 14,255,586       $ 1,570,162
Net revenue with related party                       1,167,000                 --          1,167,000                --
                                                  ------------       ------------       ------------       -----------
                                                     6,055,032          1,388,987         15,422,586         1,570,162
Costs and expenses:
    Cost of sales (including  purchases from
         related party of $2,301,934 and
         $6,522,654 for the three and nine
         months ended September 30, 1999)            3,332,036            624,577          9,576,807           737,279
    Marketing and sales                              6,875,105          1,496,805         17,176,086         2,313,237
    General and administrative                       2,887,816          2,239,132          7,865,957         3,523,180
    Research and development                           634,685            226,605          1,261,356           289,312
    Write-down of assets and other charges           1,638,616                 --          1,638,616                --
                                                  ------------       ------------       ------------       -----------
         Total costs and expenses                   15,368,258          4,587,119         37,518,822         6,863,008
                                                  ------------       ------------       ------------       -----------
Loss from operations                                (9,313,226)        (3,198,132)       (22,096,236)       (5,292,846)
Interest income, net                                   312,933             81,768            162,186           318,166
                                                  ------------       ------------       ------------       -----------
Net loss                                            (9,000,293)        (3,116,364)       (21,934,050)       (4,974,680)
Accretion of beneficial conversion feature
    related to convertible preferred stock                  --                 --         (3,361,710)               --
                                                  ------------       ------------       ------------       -----------
Net loss available to common stockholders         $ (9,000,293)      $ (3,116,364)      $(25,295,760)      $(4,974,680)
                                                  ============       ============       ============       ===========
Net loss per share (basic and diluted)            $      (0.53)      $      (0.41)      $      (2.31)      $     (0.65)
                                                  ============       ============       ============       ===========
Weighted average shares used in computing
    net loss per share (basic and diluted)          17,112,993          7,685,993         10,960,531         7,685,993
                                                  ============       ============       ============       ===========

See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                              -------------------------------
                                                                  1999              1998
                                                              ------------       ------------
OPERATING ACTIVITIES
Net loss                                                      $(21,934,050)      $ (4,974,680)
Adjustments to reconcile net loss to net cash used
  in operating activities
     Depreciation and amortization                                 567,237             59,132
     Amortization of intangibles                                   359,078                 --
     Amortization of deferred compensation                         941,738             57,154
     Amortization of warrants issued with debt                     274,617                 --
     Write-down of assets and other charges                      1,638,616                 --
     Changes in operating assets and liabilities                 1,159,224           (529,198)
                                                              ------------       ------------
Net cash used in operating activities                          (16,993,540)        (5,387,592)

INVESTING ACTIVITIES
Purchases of property and equipment                               (370,667)          (628,160)
Deposit on facilities                                                   --           (505,957)
Acquisition of subsidiary                                       (1,059,897)                --
Acquisition of licenses and other assets, net                   (1,815,970)                --
                                                              ------------       ------------
Net cash used in investing activities                           (3,246,534)        (1,134,117)

FINANCING ACTIVITIES
Issuance of Series A preferred stock                             5,286,218         10,441,907
Issuance of common stock                                        51,407,045                 --
Issuance of short-term notes payable to related parties          2,000,000                 --
Issuance of short-term notes payable                             5,490,000                 --
Repayment of short-term notes payable to related parties        (2,000,000)                --
Repayment of short-term notes payable                           (5,240,000)                --
                                                              ------------       ------------
Net cash provided by financing activities                       56,943,263         10,441,907
                                                              ------------       ------------

Net increase (decrease) in cash and cash equivalents            36,703,189          3,920,198

Cash and cash equivalents at beginning of the period             4,438,445            567,300
                                                              ============       ============
Cash and cash equivalents at end of the period                $ 41,141,634       $  4,487,498
                                                              ============       ============

See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- UNAUDITED
                               SEPTEMBER 30, 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Women First HealthCare, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine- month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Registration Statement on Form S-1.

Principles of Consolidation and Reporting

     The consolidated financial statements presented herein include the financial statements of Women First HealthCare, Inc. and the actual results of As We Change, LLC from its purchase acquisition date on October 21, 1998 and the results of Women First Pharmacy Services, Inc. since its incorporation in September 1998. All significant intercompany transactions and balances have been eliminated in consolidation. For the periods presented in the accompanying financial statements, the Company has no items for which comprehensive loss would differ from the reported net loss. The Company's management approach is to review the operating results of the business as one operating segment which is a specialty health care company.

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

     Contract and other revenue under the Company's co-promotion agreements are recognized when realized and earned based upon work performed or upon completion of certain performance requirements of the contracts.

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

2.   INVENTORY

     Inventory consists of the following components:

                                             September 30,       December 31,
                                                 1999                1998
                                             ------------        ------------
     Pharmaceutical products                   $425,053          $  415,815
     Self-care products                         350,106             589,138
     Video cassettes                            122,514             200,644
                                               --------          ----------
          Total inventory                      $897,673          $1,205,597
                                               ========          ==========


3.   WRITE-DOWN OF ASSETS AND OTHER CHARGES

     In the third quarter 1999, the Company recognized a write-down of assets and other charges amounting to $1.6 million consisting primarily of inventory write-downs and other costs associated with the closure of the Company's pharmacy operations and the Company's decision to discontinue certain consumer product activities.

4.   INITIAL PUBLIC OFFERING

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

5.   CO-PROMOTION AGREEMENT

     In September 1999, in accordance with the Company's co-promotion agreement with Ortho-McNeil Pharmaceutical, Inc., a related party, pursuant to which the Company has agreed to co-promote Ortho Tri-Cyclen(R), a leading oral contraceptive, and Ortho-Prefest(TM), an oral combination hormonal replacement therapy (HRT) product which recently received approval by the FDA, Ortho-McNeil and the Company entered into a contract whereby the Company will manage the development of an educational program related to hormonal management. The Company recognized $1.2 million of revenue for work completed under the contract during the three months ended September 30, 1999.

6.   DISTRIBUTION AND LICENSE AGREEMENT

     On July 19, 1999, the Company entered into a distribution and license agreement with Laboratoires Fournier S.A. under which the Company has the exclusive right to market, use, distribute and sell the Esclim(TM) estradiol transdermal system. The agreement requires the Company to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, with $700,000 of this fee subject to certain sales objectives being reached. The Company is also required to pay Fournier a royalty, which includes manufacturing costs, based upon the net sales of the product. The agreement runs seven years from the later of the date of the first commercial sale of the product or January 1, 2000.

7.   REPAYMENT OF SHORT-TERM NOTES

     In August 1999, the Company repaid $7.2 million representing all principal outstanding plus accrued interest on the short-term notes issued in March 1999, with the exception of $250,000 in principal, which was repaid in October 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below in "Item 5: Other Information--Factors That May Affect Future Performance" as well as those discussed in "Item 5: Other Information" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date hereof.

OVERVIEW

     Women First HealthCare is a specialty health care company dedicated to improving the health and well-being of midlife women. Our mission is to help midlife women make informed choices about their physical and emotional health and to provide pharmaceutical products, self-care products, educational programs and support systems to help midlife women improve the quality of their lives. We market these products in the United States through a number of channels including our dedicated sales force, our direct-to-consumer marketing programs through our catalog operation and the Internet. On July 1, 1999, we completed our initial public offering of 4,500,000 shares of our common stock, providing us with proceeds, net of underwriting fees and offering expenses, of approximately $44.5 million. Also, in July 1999, the underwriters exercised in full their over-allotment option, and we issued an additional 675,000 shares of common stock providing us with net proceeds of approximately $6.9 million.

     We were engaged in development stage operations from November 1, 1996 (the date of our inception) through December 31, 1997 and did not earn any revenue during this period. Operations during this period consisted primarily of formulating a marketing plan, conducting market research, developing strategic relationships, acquiring equipment, performing administrative functions and raising capital. In January 1998 and May 1998, we entered into agreements to sell an aggregate of 2,200,000 shares of Series A Preferred Stock for gross proceeds of $22 million. Upon completing the initial phase of the financing, we began to implement our plans for growth by actively recruiting management, staff and sales personnel, consummating distribution agreements, launching products and developing educational programs and support systems. We began selling and distributing the Ortho-Est(R) oral estrogen product in July 1998 and acquired As We Change, LLC on October 21, 1998.

     We have incurred significant losses since we were founded in November 1996. We had an accumulated deficit of $34.7 million as of September 30, 1999, and we expect to incur losses at least through the end of 2000. We believe that due to our limited operating history we are unable to accurately predict our future results of operations. Accordingly, our operating results should not be relied upon as an indication of future performance. We review the operating results of our business as a specialty health care company with one operating segment. The results of operations include the results of our operations since our inception and the actual results of operations of As We Change, LLC from its acquisition date on October 21, 1998 in accordance with the purchase method of accounting.

     In the third quarter 1999, we took actions designed to enhance our ability to focus our resources on our core programs: pharmaceutical sales and marketing to obstetricians and gynecologists (OB/GYNs) and the nurse practitioners and physician assistants focused on women's health in order to leverage the midlife woman's key medical relationships; and direct-to-consumer marketing through our catalog operation and the Internet. As a result of these actions, we recognized asset write-downs and other charges amounting to $1.6 million in the three months ended September 30, 1999.

RESULTS OF OPERATIONS

     Net Revenue. For the three and nine months ended September 30, 1999, total net revenue was $6.1 million and $15.4 million, respectively, as compared to $1.4 million and $1.6 million for the same periods in 1998. Revenue for the three and nine months ended September 30, 1999 was derived primarily from sales of the Ortho-Est(R) oral estrogen pharmaceutical product of $2.9 million and $8.4 million, respectively, and sales from our subsidiary As We Change, LLC, a national mail-order catalog and Internet retailer of $1.7 million and $4.8 million, respectively. In addition, in September 1999, in accordance with our co-promotion agreement with Ortho-McNeil Pharmaceutical, Inc., a related party, pursuant to which we have agreed to co-promote Ortho Tri-Cyclen(R), a leading oral contraceptive, and Ortho-Prefest(TM), an oral combination hormonal replacement therapy (HRT) product which recently received approval by the FDA, Ortho-McNeil agreed to provide us with up to $5.5 million to be used to manage the development of an educational program with an independent provider of continuing medical education programs regarding hormone replacement therapy, oral contraception and the application of hormonal management to clinical situations. We recorded related party revenue of $1.2 million in the three and nine months ended September 30, 1999 for work completed under this contract. We were in the development stage during 1997 and 1996 and recorded no revenue through March 31, 1998. For the three and nine months ended September 30, 1998, revenue was derived primarily from sales of the Ortho-Est(R) oral estrogen pharmaceutical product of $1.3 million.

     Costs and Expenses. Costs and expenses increased $10.8 million to $15.4 million for the three months ended September 30, 1999 from $4.6 million for the three months ended September 30, 1998. Costs and expenses increased $30.6 million to $37.5 million for the nine months ended September 30, 1999 from $6.9 million for the nine months ended September 30, 1998. The increase in costs and expenses was due primarily to the growth in commercial operations in the three and nine months ended September 30, 1999 and the write-down of assets and other charges recognized in the three months ended September 30, 1999 discussed below.

     Cost of sales was $3.3 million, or 55.0% of net revenue, for the three months ended September 30, 1999 as compared to $625,000, or 45.0% of net revenue, for the same period in 1998. Cost of sales was $9.6 million, or 62.1% of net revenue, for the nine months ended September 30, 1999 as compared to $737,000, or 46.9% of net revenue for the same period in 1998. Cost of sales consists primarily of the amounts we pay for products under supply agreements. The increase in costs as a percentage of net revenue was primarily due to increases in the fixed and contingent payments under our distribution agreement with Ortho-McNeil Pharmaceutical.

     Marketing and sales expense increased $5.4 million to $6.9 million for the three months ended September 30, 1999 from $1.5 million for the three months ended September 30, 1998. Marketing and sales expense increased $14.9 million to $17.2 million for the nine months ended September 30, 1999 from $2.3 million for the nine months ended September 30, 1998. The increase in these expenditures was primarily due to increases in the number of employees and the corresponding increased salary expense and deferred compensation resulting from the establishment of a direct sales organization, the acquisition of As We Change, LLC, costs associated with our education programs including the costs of our programs focused on hormone replacement therapy and cardiovascular health, increased travel and business entertainment expense and increased expenses for market research, product literature and professional samples.

     General and administrative expense increased $649,000 to $2.9 million for the three months ended September 30, 1999 from $2.2 million for the three months ended September 30, 1998. General and administrative expense increased $4.4 million to $7.9 million for the nine months ended September 30, 1999 from $3.5 million for the nine months ended September 30, 1998. The increase in these expenses for the three months ended September 30, 1999 over the prior year was primarily due to increases in the number of employees and the increased salary expense, increased recruiting and relocation costs, and increased amortization expense from the purchase of intangible assets associated with the acquisition of As We Change, LLC. In addition, in the three months ended September 30, 1999, we recorded additional rent expense and other costs associated with our decision to relocate our New Jersey office. The above factors as well as increased employee benefits and management incentive bonus expenses contributed to the increase in expenses for the nine months ended September 30, 1999 compared to the prior year.

     Research and development expense was $635,000 for the three months ended September 30, 1999 compared to $227,000 in the comparable period in 1998. Research and development expense was $1.3 million for the nine months ended September 30, 1999 compared to $290,000 in the comparable period in 1998. Research and development expense consists primarily of salaries and payments for contracted development programs. In addition, in the three months ended September 30, 1999, we wrote down to fair market value previously capitalized software development costs of $275,000.

     Write-down of Assets and Other Charges. In the third quarter 1999, we took actions designed to enhance our ability to focus our resources on our core programs: pharmaceutical sales and marketing to obstetricians and gynecologists (OB/GYNs) and the nurse practitioners and physician assistants focused on women's health in order to leverage the midlife woman's key medical relationships; and direct-to-consumer marketing through our catalog operation and the Internet. As a result of these actions, we recognized asset write-downs and other charges amounting to $1.6 million in the three months ended September 30, 1999. These charges consisted primarily of inventory write-downs and other costs associated with the closure of the operations of Women First Pharmacy Services, Inc. and our decision to direct our sales efforts away from certain consumer activities. Included in the inventory write-downs were charges for the discontinuation of the SafeStart(TM) umbilical cord clamp/cutter product and our decision not to actively market the ViAmor(TM) vaginal moisturizer product and other self-care products through consumer channels.

     Loss from Operations. For the reasons discussed above, the loss from operations increased $6.1 million to $9.3 million for the three months ended September 30, 1999 from $3.2 million for the three months ended September 30, 1998. Loss from operations increased $16.8 million to $22.1 million for the nine months ended September 30, 1999 from $5.3 million for the nine months ended September 30, 1998.

     Interest Income (Expense), net. Interest income, net increased $231,000 to $313,000 for the three months ended September 30, 1999 from $82,000 for the three months ended September 30, 1998. Interest income, net decreased $156,000 to $162,000 for the nine months ended September 30, 1999 from $318,000 for the nine months ended September 30, 1998. Interest income, net consists primarily of earnings on our cash and cash equivalents and interest expense on our short-term notes issued in March 1999. The increase in interest income, net for the three months ended September 30, 1999 compared to the prior year was primarily due to increased average cash balances. The decrease in interest income, net for the nine months ended September 30, 1999 compared to the prior year was primarily due to the interest expense the on short-term notes issued in March 1999.

     Accretion of beneficial conversion feature related to convertible preferred stock. A $3.4 million charge for the nine months ended September 30, 1999 has been recognized as an increase of the net loss available to common stockholders equal to the intrinsic value of the beneficial conversion feature of the Series A Preferred Stock issued in February 1999. The intrinsic value in these shares of Series A Preferred Stock represents the difference between the conversion price of the Series A Preferred Stock issued in February 1999 and the fair value of our common stock at the time of issuance.

FACTORS AFFECTING RESULTS OF OPERATIONS

     We incurred operating losses of $9.8 million in the year ended December 31, 1998 and $22.1 million in the nine months ended September 30, 1999. Due to our short operating history, our revenues have varied and are difficult to forecast on a quarterly or annual basis. However, many of our expenses are fixed, especially in the short term. In particular, we are obligated to make significant minimum payments under some of our agreements, including an annual minimum purchase ($6.6 million for 1999, decreasing annually for the balance of the contract) for the Ortho-Est(R) oral estrogen product. In addition, we are an early stage company and have experienced significant increases in operating expenses associated with obtaining rights to market and distribute additional products and the expansion of our sales and marketing and general and administrative activities, and we expect that these increases will continue in the future. As a result of this variability in revenues and increased expenses, our results of operations have varied during our short operating history and we expect that they will continue to fluctuate significantly in the future. In addition, other factors may cause fluctuations in our revenues and results of operations, including the following:

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, our working capital totaled $38.3 million compared to $3.4 million at December 31, 1998. Cash and cash equivalents were $41.1 million at September 30, 1999 compared to $4.4 million at December 31, 1998.

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

     In addition, in March 1999, we issued $7.5 million of short-term notes and warrants to purchase 60,756 shares of common stock in a private placement for net proceeds of $7.5 million. In August 1999, the Company repaid $7.2 million representing all principal outstanding plus accrued interest on the short-term notes issued in March 1999, with the exception of $250,000 in principal, which was repaid in October 1999.

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

     Net cash used in operating activities was $17.0 million for the nine months ended September 30, 1999 and was $5.4 million for the same period in 1998. Net cash used in investing activities was $3.2 million for the nine months ended September 30, 1999 and was $1.1 million for the same period in 1998, consisting of the deferred cash payment for the acquisition of As We Change, LLC in 1999 and net capital expenditures. Net cash provided by financing activities was $56.9 million for the nine months ended September 30, 1999 and was $10.4 million for the same period in 1998, primarily consisting of the net proceeds from the issuance of equity securities.

     For the nine-month period ended September 30, 1999, we made net capital expenditures of $2.2 million for computer equipment, development of our Internet site and acquisition of licenses and other assets including license fees associated with the Esclim(TM) estradiol transdermal sysytem and production of RENEWAL a time for you(TM), a program that we developed in conjunction with Dr. Deepak Chopra. We made net capital expenditures of $628,000 during the nine months ended September 30, 1998, primarily for furniture and fixtures and equipment. While we intend to continue pursuing the potential addition of a product or the acquisition of a product line, we currently have no firm commitments. In July 1999, we entered into a distribution and license agreement with Laboratoires Fournier S.A. under which we have the exclusive right (subject to exceptions) to market, use, distribute and sell the Esclim(TM) estradiol transdermal system in various dosages in the United States and Puerto Rico. The agreement requires us to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, with $750,000 payable in 1999 and $700,000 of this fee subject to sales objectives being reached in 2000 and 2001. We paid $500,000 to Fournier in the nine months ended September 30, 1999 under this agreement.

     Our product co-promotion agreements with Bristol-Myers Squibb and Ortho-McNeil Pharmaceutical require us to achieve minimum performance levels to receive compensation or to prevent contract termination. Through September 30, 1999 we did not meet the minimum performance levels required to receive compensation under the co-promotion agreement with Bristol-Myers Squibb relating to the Pravachol(R) cholesterol-lowering drug. In addition, Bristol-Myers Squibb has the right to terminate the agreement upon sixty days' prior written notice based upon our performance for the first two quarters under the agreement. Bristol-Myers Squibb has not notified us of its intent to terminate the agreement. While we are currently negotiating with Bristol Myers-Squibb to restructure our agreement in order to improve our ability to recognize revenue from our sales efforts, there can be no assurances that such negotiations will prove successful. We have only recently begun co-promoting the Ortho Tri-Cyclen(R) oral contraceptive and have not yet recorded revenue under the contract with Ortho-McNeil through September 30, 1999. We have not yet begun promoting Ortho-Prefest(TM), Ortho-McNeil's new oral combination hormonal replacement therapy product, which received approval by the FDA in October 1999.

     We have experienced a substantial increase in our expenditures since our inception consistent with growth in our operations and staffing, and anticipate that this growth will continue for the next several years. Our co-promotion agreement with Ortho-McNeil Pharmaceutical requires us to expand our field sales force to at least 100 representatives in 1999 and to further significantly expand our sales force upon initiating promotion of Ortho-Prefest(TM), the new oral combination hormonal replacement therapy product covered by the agreement which recently received approval from the FDA. We expect that our operating expenses will continue to increase as we obtain rights to market and distribute additional products and we expand our sales and marketing activities and our educational programs for clinicians and women.

     We also are obligated to make significant minimum payments under certain of our agreements with our collaborative partners. The minimum purchase commitment for the Ortho-Est(R) oral estrogen product is $6.6 million for 1999 and decreases annually over the remaining nine-year term of the contract for an aggregate commitment of $40.1 million. We are also obligated under other agreements, other than the Fournier agreement which is described above, to make payments of $1.0 million for 1999 and approximately $380,000 thereafter.

     Our pharmacy management agreement with Health Script, a wholly owned division of Dura Pharmaceuticals, Inc., requires us to pay a minimum monthly management fee of $22,800 during the two-year term of the agreement. Although we have decided to discontinue the operation of Women First Pharmacy Services, Inc., we remain obligated to pay this minimum monthly management fee to Health Script through the end of the agreement. We have entered into discussions with Health Script regarding termination of the agreement under terms more favorable to Women First, but there can be no assurance that such discussions will be successful.

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

     Our plan to resolve the Year 2000 issue involves the following phases: assessment, remediation, and confirmation through testing. To date, we have completed our assessment of all internal systems and equipment that could be significantly affected by the Year 2000. We have completed the remediation phase and have substantially completed the activities in the testing and readiness confirmation phases. Our assessment indicated that most of our internal management information systems and other significant equipment will correctly utilize dates beyond December 31, 1999 ("Year 2000 ready"). Costs incurred to upgrade the components of our computing infrastructure have been minimal.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

     Our electronic transactions with suppliers or customers currently are not significant. Our electronic transactions with financial institutions have been assessed, and we have confirmed their Year 2000 readiness. We have queried and will continue to query our significant suppliers that do not share information systems with us. To date, we have received assurances from our major vendors that they are or will be Year 2000 ready prior to December 31, 1999 and we are not aware of suppliers with a Year 2000 issue that would materially impact our results of operations, liquidity or capital resources. We have begun questioning customers and payors to assess their Year 2000 readiness. However, we have no means of ensuring that our vendors, suppliers, customers or payors will be Year 2000 ready. The inability of suppliers, customers and payors to complete their Year 2000 resolution process in a timely fashion could have a material adverse effect on us.

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

                                     PART II


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In March 1999, Women First filed a registration statement under the Securities Act of 1933 to sell up to 4.5 million shares of common stock in its Initial Public Offering ("IPO"). The effective date of the registration statement was June 28, 1999, under Commission File No. 333-74367. The offering was managed by Allen & Company Incorporated and Needham & Company, Inc. and closed on July 1, 1999 after Women First sold an aggregate of 4.5 million shares of common stock at an initial public offering price per share of $11.00. On July 21, 1999, Women First sold an additional 675,000 shares of common stock at an initial public offering price per share of $11.00 upon the underwriters' exercise in full of their over-allotment option. The IPO, including the underwriters' exercise of their over-allotment option, resulted in gross proceeds to us of $56.9 million, $4.0 million of which was applied toward the underwriting discount. Other expenses related to the offering totaled approximately $1.5 million. Our net proceeds totaled $51.4 million, all of which were deposited into our accounts in July 1999. Since the completion of our offering in July 1999, the net offering proceeds have been applied to approximately $7.2 million to repay short-term notes issued in March 1999, $750,000 to develop and acquire rights to additional products, and $6.6 million for working capital and other general corporate purposes. John Simon, a Director of Women First, is a managing director with Allen & Company Incorporated.

ITEM 5. OTHER INFORMATION

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

     The following information sets forth certain factors that could cause our actual results to differ materially from those contained in the forward looking statements. For a more detailed discussion of the factors that could cause actual results to differ, see "Item 5: Other Items -- Factors that May Affect Future Performance" in our Form 10-Q for the fiscal quarter ended June 30, 1999.

     We have incurred significant losses since we were founded in November 1996. We have an accumulated deficit of $34.7 million through September 30, 1999, and we expect to incur losses at least through the end of 2000. Through September 30, 1999, we have generated only $20.3 million in net revenues. We may not successfully complete the transition to successful operations or profitability. Early stage companies such as ours frequently encounter problems, delays and expenses including, but not limited to, unanticipated problems and additional costs related to marketing, competition and product acquisitions and development. These problems may be beyond our control, and in any event, could adversely affect our results of operations. See "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Many of our product agreements require us to make minimum payments or make a minimum number of sales calls regardless of our actual sales of product covered by the agreement. If our sales of these products do not exceed the costs of these minimum payments or we do not make the minimum calls, our marketing and distribution of these products will not be profitable and our results of operations will be harmed. In addition, many of our product agreements may be terminated if we fail to make minimum purchases, make a minimum number of sales calls or for other reasons. This could force us to discontinue sales of key products and could have a material adverse effect on our business. Most of our contracts permit termination by the other party if we breach our obligations, including our minimum payment commitments, under the contracts, experience a change of control or enter bankruptcy.

     Our co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group relating to the cholesterol-lowering drug Pravachol(R) provides that Bristol-Myers Squibb may terminate the agreement in the event that Pravachol(R) prescriptions written in the United States by designated OB/GYNs and the nurse practitioners and physician assistants in their offices do not exceed specified minimum prescription amounts which increase quarterly in the first year and yearly from year to year thereafter. Bristol-Myers Squibb may terminate the agreement in the event that prescriptions for Pravachol(R) written by the clinicians covered by the agreement do not exceed these minimum amounts for two consecutive quarters or the yearly prescription forecasts for one year. These minimum amounts require us to achieve a significant increase over the number of prescriptions for this product currently written by the clinicians designated by the agreement and substantially exceed the baseline amounts used for purposes of calculating the performance fee under the contract. We have not achieved the minimum amounts during the first two quarters of the agreement. Accordingly, Bristol-Myers Squibb has a right to terminate the agreement, but it has not notified us of its intent to do so.

     Our distribution agreement for the Ortho-Est(R) oral estrogen product requires us to make minimum aggregate payments of $40.1 million to Ortho-McNeil Pharmaceutical over the remaining nine-year period of the contract, regardless of the actual sales performance of this product. Under this agreement, we are required to make minimum payments of $6.6 million during 1999 and $5.4 million during 2000. The minimum payments in future years decrease annually based on a ten-year forecast that was determined at the time the contract was executed. In addition, this agreement allows Ortho-McNeil to terminate the contract (1) upon one year's notice so long as Ortho-McNeil provides us with a one-year supply of the Ortho-Est(R) product and uses reasonable commercial efforts to transfer the manufacturing and distribution rights to the product to us or (2) immediately if the cost of FDA revalidation, should it become necessary, exceeds $3 million.

     Our co-promotion agreement with Ortho-McNeil relating to the Ortho Tri-Cyclen(R) oral contraceptive product and Ortho-Prefest(TM), a new oral combination hormonal replacement therapy (HRT) product, requires us to make a significant number of sales calls each year during the term of the agreement. The number of sales calls required under this agreement for the year 2000 will increase significantly upon initiating promotion of the Ortho-Prefest(TM) product. Ortho-McNeil will not be required to make the minimum payments to us that are contemplated by the co-promotion agreement with respect to the Ortho Tri-Cyclen(R) product if we fail to make a specified portion of the required sales calls for that product or if the growth in Ortho-McNeil's market share for oral contraceptives among the clinicians we call on does not exceed the growth in Ortho-McNeil's market share among a control group of clinicians. Ortho-McNeil also may reduce the payments otherwise required to be paid to us under the agreement with respect to Ortho-Prefest(TM) if we do not make a specified portion of the minimum number of sales calls for that product. The co-promotion agreement also limits the number of products other than Ortho Tri-Cyclen(R) and Ortho-Prefest(TM) that our sales force may present during the same sales call as Ortho Tri-Cyclen(R) and Ortho-Prefest(TM). In addition, the agreement allows Ortho-McNeil to terminate the contract if we fail to make a specified portion of the required sales calls for three consecutive quarters. Ortho-McNeil also may terminate the agreement if there is a change of control of Women First or if either Edward F. Calesa, the Chairman of the Board, or David F. Hale, our President and Chief Executive Officer, is no longer associated with Women First (other than as a result of death or disability). If Ortho-Prefest(TM) has not been launched prior to October 1, 2000, either party may terminate the agreement.

     In July 1999, we entered into a distribution and license agreement with Laboratoires Fournier S.A. under which we have been granted the exclusive right (subject to exceptions) to market, use, distribute and sell the Esclim(TM) estradiol transdermal system in various dosages in the United States and Puerto Rico. The agreement requires us to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, with $700,000 of this fee subject to sales objectives being reached. We have already paid $500,000 of the total amount owed to Fournier under the agreement. Our failure to generate sales exceeding the specified minimum payments or the costs of the minimum sales calls under these agreements could have a material adverse effect on our business and could give the other parties to these agreements the right to terminate or modify such agreements.

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

     Our business model assumes that our marketing programs and the growth in our target market will result in increased demand for the products we offer. If our marketing programs do not succeed in generating a substantial increase in demand for our products, we will be unable to realize our operating objectives. In addition, our model seeks to build on the expanding roles of OB/GYNs and the nurse practitioners and physician assistants focused on women's health, and our marketing efforts are concentrated on this group. If the clinicians we target do not recommend and prescribe the products we offer or if midlife women do not regularly use these products, we will continue to experience significant losses and our business will be adversely affected. Moreover, if we fail to develop the market-wide brand identity for Women First that we are seeking, our business will be adversely affected.

     Any failure by us to obtain rights to additional products or to acquire companies on acceptable terms and successfully integrate them will limit our growth and may harm our business. We plan to obtain rights to additional products through license, co-promotion or acquisition agreements and may acquire companies that complement our business. We may not be able to identify appropriate licensing, co-promotion or acquisition candidates in the future. Even if we identify an appropriate candidate, competition for it may be intense and we may not be able to successfully negotiate the terms of a license, co-promotion or acquisition agreement on commercially acceptable terms. The negotiation of agreements to obtain rights to additional products or to acquire companies could divert our management's time and resources from our existing business. Moreover, we may be unable to finance an acquisition or integrate a new product or company into our existing business. If we use shares of our common stock as consideration for one or more significant acquisitions, our stockholders could suffer significant dilution of their ownership interests.

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

Due to our short operating history and the difficulty of predicting demand for the products we offer, we are unable to accurately forecast our revenues. For example, we only recently began co-promoting the cholesterol-lowering drug Pravachol(R) and the Ortho Tri-Cyclen(R) oral contraceptive and will not begin promoting Ortho-Prefest(TM), a new oral combination hormonal replacement therapy product, until the product is available from Ortho-McNeil. Accordingly, we have little basis to estimate our revenues from co-promoting these products. In addition, we plan to obtain rights to additional products and fund additional sales and marketing and general and administrative activities, all of which would increase our operating expenses. As a result, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could have a material adverse effect on our stock price.

     The health care industry and the markets for the products we offer are very competitive. We may not be able to compete effectively, especially against established industry competitors with significantly greater financial, sales, marketing and technical resources. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines we market and distribute. Competitors may elect to devote substantial resources to marketing their products to midlife women and may choose to develop educational and information programs like those we have developed to support their marketing efforts.

     The pharmaceutical products we offer face significant competition. The Ortho-Est(R) oral estrogen product, which has experienced declining sales and market share and currently represents less than 1% of the market share of estrogen replacement products sold in the United States, also competes with several other estrogen products, including branded and generic products, taken orally and through transdermal patches and creams, as well as non-hormonal replacement therapy products. The Ortho Tri-Cyclen(R) product competes with other oral contraceptive products and also with other forms of contraception including contraceptive implants, progestin injections, intrauterine devices, spermicides, diaphragms, cervical caps, female condoms, emergency contraception and sterilization. The Ortho-Prefest(TM) product, if launched, will compete primarily with combination oral estrogen and progestin products and a combination estrogen and progestin patch, as well as with oral estrogen, transdermal estrogen and oral progestin products. The Pravachol(R) cholesterol-lowering drug competes with other cholesterol-lowering products.

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

     If we do not successfully manage any growth we experience, we may experience increased expenses without corresponding revenue increases. Our business plan will, if implemented, result in rapid expansion of our operations. This expansion may place a significant strain on our management, financial and other resources. Our ability to manage future growth, should it occur, will depend upon our ability to identify, attract, motivate, train and retain highly skilled managerial, financial, business development, sales and marketing and other personnel. Competition for these employees is intense. Moreover, the addition of products or businesses will require our management to integrate and manage new operations and an increasing number of employees. We may not be able to implement successfully and maintain our operational and financial systems or otherwise adapt to growth. Any failure to manage growth, if attained, would have a material adverse effect on our business.

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

     We are dependent on single sources of supply for all of the products we offer. If one of our suppliers fails to supply adequate amounts of a product we offer in a timely fashion, our sales may suffer and we could be required to abandon a product line. We also face the risk that one of our suppliers could become insolvent, declare bankruptcy, lose its production facilities in a disaster, be unable to comply with applicable government regulations or lose the governmental permits necessary to manufacture the products it supplies to us. If we are unable to renew or extend an agreement with a third-party supplier, if an existing agreement is terminated or if a third-party supplier otherwise cannot meet our needs for a product, we may not be able to obtain an alternative source of supply in a timely manner or at all. In these circumstances, we may be unable to continue to market products as planned and could be required to abandon or divest ourselves of a product line on terms which would materially adversely affect us.

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

     Much of our business is subject to regulation by one or more federal, state or local agencies. These regulatory bodies have the power to restrict or eliminate many of our business activities, and to seek civil and criminal penalties for noncompliance with applicable laws and regulations. Changes in existing laws and regulations could adversely affect our business.

     Our failure to retain the principal members of our management team, particularly Edward F. Calesa, the Chairman of the Board, and David F. Hale, our President and Chief Executive Officer, or to hire additional qualified employees would adversely affect our ability to implement our business plan. We are the beneficiary of life insurance policies on the lives of Mr. Calesa and Mr. Hale in the amount of $2.0 million each. We do not have life insurance policies on the lives of any other members of our management team.

     Our management and existing stockholders will retain substantial control over our voting stock and can make decisions that could adversely affect our business and our stock price. As of October 31, 1999, Edward F. Calesa and his family members jointly own approximately 41.2% of our common stock. Johnson & Johnson Development Corporation, a subsidiary of Johnson & Johnson, owns approximately 12.2% of our common stock. Our present directors, executive officers and principal stockholders as a group beneficially own approximately 52.8% of the outstanding common stock. Accordingly, if all or certain of such stockholders were to act together, they would be able to exercise significant influence over or control the election of our Board of Directors, the management and policies of Women First and the outcome of certain corporate transactions or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

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

     Sales of substantial numbers of shares of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock and make it more difficult for us to raise funds through equity offerings in the future. A substantial number of outstanding shares of common stock and shares of common stock issuable upon exercise of outstanding stock options will become available for resale in the public market at prescribed times. As of October 31, 1999, we had 17,253,220 shares of common stock outstanding. The 5,175,000 shares sold in our recent initial public offering are freely tradable under the Securities Act of 1933, as amended, unless held by our "affiliates" as defined in Rule 144 under the Securities Act. Of the remaining 12,078,220 shares of common stock outstanding as of October 31, 1999, 11,071,720 will be eligible for sale under Rule 144 under the Securities Act, subject to volume and other limitations, upon the expiration of 180-day lock-up agreements.

     We have implemented anti-takeover provisions that could prevent an acquisition of our company at a premium price. Provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws may make it difficult for a third party to acquire us and could discourage a third party from attempting to acquire us at a premium price. These include provisions classifying our board of directors, prohibiting stockholder action by written consent and requiring advance notice for nomination of directors and stockholders' proposals. In addition, Section 203 of the Delaware General Corporation Law also imposes restrictions on mergers and other business combinations between us and any holders of 15% or more of our common stock. Moreover, our certificate of incorporation allows our board of directors to issue, without further stockholder approval, preferred stock that could have the effect of delaying, deferring or preventing a change in control. The issuance of preferred stock also could adversely affect the voting power of the holders of our common stock, including the loss of voting control to others.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule

     (b) No reports on Form 8-K were filed in the 3 month period ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Women First HealthCare, Inc.


Date: November 15, 1999                 By: /s/ DAVID F. HALE
                                            ------------------------------------
                                            David F. Hale
                                            President and Chief Executive
                                            Officer (Principal Executive
                                            Officer)



Date: November 15, 1999                 By: /s/ DEBRA P. CRAWFORD
                                            ------------------------------------
                                            Debra P. Crawford
                                            Vice President, Chief Financial
                                            Officer and Secretary (Principal
                                            Financial and Accounting Officer)