Form 10-K
period 1999-12-31
WOMEN FIRST HEALTHCARE INC
filed 2000-03-30
CIK 1081004

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-26487

                          WOMEN FIRST HEALTHCARE, INC.
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      13-3919601
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

 12220 EL CAMINO REAL, SUITE 400, SAN DIEGO,                       92130
                 CALIFORNIA                                     (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (858) 509-1171
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $ .001 PAR VALUE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of February 29, 2000, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $44,283,941, based on the closing price of the Company's Common Stock on the Nasdaq National Market on February 29, 2000 of $5.875 per share.

    As of February 29, 2000, 17,270,552 shares of registrant's Common Stock, $.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     The discussion of Women First HealthCare, Inc.'s business contained in this report may include certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties. For a discussion of factors which may affect the outcome projected in such statements, see "Risks and Uncertainties" on pages 15 through 23 of this Report on Form 10-K. While these statements represent our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance listed below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect the events and circumstances arising after the date of this annual report.

OVERVIEW

     Women First HealthCare, Inc. is a specialty health care company dedicated to improving the health and well-being of midlife women. Our mission is to help midlife women make informed choices about their physical and emotional health and to provide pharmaceutical products, self-care products, educational programs and support systems to help these women improve the quality of their lives. We market these products in the United States through a number of channels including our dedicated sales force, our direct-to-consumer marketing programs through our Internet sites, womenfirst.com and aswechange.com, and through our national As We Change(R) catalog.

     The pharmaceutical products we offer include Ortho-Prefest(TM), an oral combination hormonal replacement therapy (HRT) product which received approval from the FDA in October 1999 and was introduced to the market in January 2000 under a co-promotion agreement with Ortho-McNeil Pharmaceutical, Inc., a related party. We also offer the Esclim(TM) estradiol transdermal system, which we have licensed from Laboratoires Fournier, S.A., Pravachol(R), a leading cholesterol-lowering drug that we co-promote with Bristol-Myers Squibb U.S. Pharmaceuticals Group, and Ortho-Est(R), an oral estrogen product used for HRT that we distribute pursuant to an agreement with Ortho-McNeil Pharmaceutical. During 1999, we offered Ortho Tri-Cyclen(R), a leading oral contraceptive, under the co-promotion agreement with Ortho-McNeil Pharmaceutical. Through December 31, 1999, we did not meet the minimum performance levels required to receive compensation under this co-promotion agreement in relation to Ortho Tri-Cyclen(R). As a result, we have not recorded revenue under this agreement through December 31, 1999. Effective as of March 31, 2000, Women First has discontinued the co-promotion of Ortho Tri-Cyclen(R). Under an amendment, which is being negotiated, Ortho Tri-Cyclen(R) will be eliminated from the co-promotion agreement but Women First will continue to co-promote Ortho-Prefest(TM).

     Our self-care products include a broad array of nutritional, herbal, exercise, fitness, beauty, wellness and other products which we sell through our national mail-order catalog, As We Change(R), and our Internet retailers, womenfirst.com and aswechange.com. We are also preparing to launch Women First(TM) Daily Difference(TM), a line of nutritional products developed in cooperation with the Tufts University School of Nutrition Science and Policy.

INDUSTRY TRENDS

     We believe that the markets for pharmaceutical and self-care products for midlife women are changing because of the following trends:

     - a significant and expanding population of midlife women as the "baby boom" generation ages,

     - the expanding roles of OB/GYNs and the nurse practitioners and physician's assistants focused on women's health,

     - an increasing awareness of the conditions and diseases that affect midlife women and the development of new products to address them,

     - recognition of the dissatisfaction among midlife women about their health care,

     - the importance of information and education in helping women make informed decisions regarding their midlife health, and

     - increasing opportunities for product licensing, acquisition, co-promotion and development by specialty pharmaceutical companies.

     According to the U.S. Census Bureau, there are approximately 59 million women in the United States between the ages of 35 and 69. That number is expected to grow to 67 million women by the year 2010. Every day during this period, approximately 4,000 to 5,000 women will enter menopause. IMS Health reports that U.S. pharmaceutical sales were approximately $112.1 billion for 1999, and that approximately 58% of prescription drugs are used by women.

     We have conducted market research through an independent research company with 400 women between the ages of 45 and 55 to determine their satisfaction with current treatment approaches and alternatives. We also have held discussions with practicing physicians and other specialists in women's health care. Our research indicates that these women want menopause to be treated as a naturally occurring condition rather than a disease and are seeking a source of credible and comprehensive information about midlife health. We also found that midlife women want choice and individualized solutions that address their changing physical and emotional requirements. Our research and the research of third parties further suggests that:

     - most women are not proactive in their health care needs in midlife,

     - although most experts agree that the benefits of HRT outweigh the risks for most women, approximately 15% of eligible women currently take HRT,

     - approximately 20-30% of midlife women do not fill their prescriptions for HRT,

     - approximately 20% of women discontinue using HRT within nine months of initiation, and

     - most women feel that physicians do not spend sufficient time with them and approximately 40% switch physicians because of a perceived lack of time and sympathy on the part of the physician.

     As women transition through menopause, their bodies begin to reduce the production of the steroid hormones, estrogen and progesterone. Studies have shown that with the significant loss of estrogen and progesterone production after menopause, the long-term health care needs of women change significantly. Among other things, women experience changes in their cardiovascular, skeletal, neurologic, urologic and reproductive systems and may experience changes in their sexual and emotional needs. Studies have shown that HRT alleviates the symptoms commonly associated with menopause and may reduce the risk of cardiovascular disease and osteoporosis. However, some women experience side effects associated with HRT including bloating, weight gain, breast tenderness, headaches, nausea and breakthrough bleeding. In addition, women may discontinue using HRT due to a perceived risk of breast cancer. According to IMS Health, retail pharmaceutical sales for HRT in the United States were approximately $1.8 billion in 1999.

     According to the American Heart Association, coronary heart disease is the single largest killer of American women. In 1996 in the United States, all cardiovascular diseases combined claimed the lives of approximately 506,000 women compared to approximately 453,000 men. The American Heart Association also estimated in 1996 that approximately 52 million women had cholesterol levels of 200 mg/dL or higher, which is a major risk factor for developing cardiovascular disease. A survey conducted by Women First in 1999 revealed that nearly half of women over age 45 who visit their OB/GYN as their primary care provider are not being screened for cardiovascular disease. The survey, among 4,000 US women, 1,900 of whom were aged 45 or older, also found that 19% would be considered at high risk for CVD and had not had their cholesterol screened within the last five years.

     In addition, the Association of Professors of Gynecology and Obstetrics estimates that 25 million women have, or are at a high risk of developing, osteoporosis. There are approximately 250,000 hip fractures each year in women, and an estimated 15% of women in their mid-60s will fracture a vertebrae, rising to 30 - 40% of women by their mid-80s. Notwithstanding the high rate of incidence of these conditions among midlife women, researchers at the National Center on Women and Aging at Brandeis University found that nearly 60% of the women they surveyed between the ages of 45 and 75 were unaware of significant health risks such as heart disease.

STRATEGY

     Our objective is to become a premier marketer of health care products for midlife women by responding to current industry trends and by establishing Women First as a widely recognized source of pharmaceutical and self-care products targeted at this group of women. We are implementing the following strategies in order to achieve this goal:

     - LEVERAGE THE EXPANDING ROLE OF OB/GYNS AS PRIMARY CARE PHYSICIANS. We believe that the expanding roles of OB/GYNs and the nurse practitioners and physician's assistants focused on women's health create a market opportunity for us. We are leveraging this opportunity by providing an educational platform to increase these clinicians' knowledge of the diagnosis and treatment of conditions and diseases affecting midlife women and using this platform to promote hormonal management and cardiovascular pharmaceutical products. We also plan to use this platform to promote pharmaceutical products that address other conditions and diseases often affecting women later in life, such as depression, osteoporosis and incontinence, as well as nonprescription self-care products, such as nutritional supplements.

     - ENHANCE SALES THROUGH FOCUSED MARKETING EFFORTS. We are focused on reaching our target market of 59 million midlife women through our sales and marketing programs to OB/GYNs and the nurse practitioners and physician's assistants focused on women's health and our direct-to-consumer Internet and catalog marketing programs. We employ our 150 sales representatives to market our pharmaceutical products throughout the United States, with a primary emphasis on OB/GYNs, nurse practitioners and physician's assistants focused on women's health. We market our self-care products to midlife women through a comprehensive direct-to-consumer marketing program that includes the As We Change(R) catalog, as well as the womenfirst.com and aswechange.com Internet sites.

     - BECOME A PRIMARY SOURCE FOR WOMEN'S HEALTH CARE EDUCATION. We believe that as women and clinicians become more informed, they will be more likely to use or recommend pharmaceutical and self-care products that address women's needs in midlife. Accordingly, we seek to provide credible and comprehensive information to women and their clinicians. To help us achieve this goal, we have organized a Health Advisory Board comprised of a group of pre-eminent clinicians and scientists with expertise in women's health to develop the content for a multi-dimensional educational program called Gateway to Midlife
       Health -- A Better Way(TM). Through an unrestricted grant from Women First, the Mount Sinai School of Medicine and the Women's Health Care Education Foundation have developed and sponsored the clinician education portion of the program in cooperation with the Keck School of Medicine of the University of Southern California. Two additional programs for OB/GYNs and the nurse practitioners and physician's assistants focused on women's health have also been offered, "Managing Cardiovascular Risk in Women -- A Better Way(TM)" and "Lifetime Hormonal Management -- A Better Way(TM)." The former is sponsored by Bristol-Myers Squibb and Women First, and the latter is supported through an unrestricted educational grant from Ortho-McNeil Pharmaceutical and Women First. The "Lifetime Hormonal Management -- A Better Way(TM)" program is also jointly sponsored by the Keck School of Medicine of the University of Southern California and the Women's Health Care Education Foundation, in cooperation with the Mount Sinai School of Medicine. We believe that these educational programs will serve as an important resource for clinicians on the healthcare needs of midlife women, as well as enhance awareness of Women First among women and their clinicians.

     - ESTABLISH "WOMENFIRST.COM" AS A COMPREHENSIVE INTERNET SITE FOR MIDLIFE WOMEN. We believe that midlife women are actively seeking credible and comprehensive information regarding their health concerns as well as opportunities to purchase products related to their particular needs. Our Internet site, womenfirst.com, contains extensive educational information for women, while our aswechange.com Internet site contains a thoughtfully selected array of self-care and lifestyle products. These sites provide an effective platform to market the self-care products we currently offer and, in the future, to promote the products of other companies that are targeted at midlife women.

     - SEEK PRODUCT CO-PROMOTION, CO-MARKETING AND PRODUCT ACQUISITION OPPORTUNITIES. We plan to expand the range of products we offer midlife women by obtaining rights to market and sell branded pharmaceutical and self-care products to these women. One area of focus is on products that are not being actively marketed to OB/GYNs or the nurse practitioners and physician's assistants focused on women's health that complement the product lines we currently offer or that we can distribute on an exclusive basis. We continue to engage in discussions with major pharmaceutical companies to license, acquire or co-promote pharmaceutical products that have been approved by the FDA or pharmaceutical products in the late stages of clinical development.

PRODUCTS

Pharmaceutical Products

     In January 2000, we began to co-promote Ortho-Prefest(TM) (17 Beta-estradiol/norgestimate), a new oral combination estrogen and progestin HRT product which received FDA approval in October 1999. Pursuant to our co-promotion agreement with Ortho-McNeil Pharmaceutical, Women First promotes Ortho-Prefest(TM) to designated OB/GYNs, primary care physicians, nurse practitioners and physician's assistants focused on women's health care in the United States and Puerto Rico. Ortho-Prefest(TM) combines 17 Beta-estradiol, the principal form of estrogen produced naturally by the ovaries of pre-menopausal women, with norgestimate, the most widely prescribed low-dose progestin, in a unique pulsed regimen. Physicians generally prescribe a combination estrogen/progestin product or a progestin along with estrogen to reduce the risk of endometrial cancer in women with an intact uterus.

     In November 1999, we initiated sales and distribution of the Esclim(TM) estradiol transdermal system, an estrogen patch system that releases small amounts of 17 Beta-estradiol, the main estrogen produced in the ovaries, through the skin on a continuous basis. Esclim(TM) replenishes declining levels of estradiol using a patented matrix technology. Under our distribution and license agreement with Laboratoires Fournier S.A., Women First has the exclusive right to promote, sell, and distribute the Esclim(TM) product line in the United States and Puerto Rico. The product, a patch that is changed twice a week, is available in a range of dosage strengths including 0.025, 0.0375, 0.05, 0.075 and 1.0 milligrams. Esclim(TM), which received FDA approval in August 1998, is the leading transdermal estrogen product in France and has been launched in a number of European countries and Canada.

     We obtained the right to market Pravachol(R) (pravastatin sodium), an HMG-CoA reductase inhibitor or "statin," to designated OB/GYNs and the nurse practitioners and physician's assistants associated with OB/ GYN practices pursuant to a co-promotion agreement with Bristol-Myers Squibb in March 1999, and began our co-promotional efforts in relation to this product in the second quarter 1999. Pravachol(R), which is available in three dosage strengths of 10 mg, 20 mg and 40 mg, has been shown to reduce the risk of a first heart attack and coronary heart disease, as well as the risk of future heart surgery to clear blocked arteries, in patients with high cholesterol without clinical evidence of coronary heart disease. It also has been shown to reduce the risk of recurrent heart attacks, stroke and mini-stroke as well as the risk of heart surgery to clear blocked arteries in patients with prior heart attacks and normal cholesterol (less than 240mg/dL). In patients with coronary heart disease and hypercholesterolemia, Pravachol(R) is indicated to reduce the risk of total mortality by reducing coronary death. Pravachol(R) has been shown to reduce these risks by lowering total cholesterol and low density lipoprotein (LDL), while increasing high density lipoprotein (HDL). Although, based upon our performance for the first two quarters under the agreement, Bristol-Myers Squibb has the right to terminate the agreement upon sixty days' prior written notice, we are currently negotiating to restructure this agreement in order to improve our ability to recognize revenue from our sales efforts.

     We began selling and distributing Ortho-Est(R) (estropipate), a soybean-derived estrogen product, through wholesale and retail channels pursuant to an exclusive distribution agreement with Ortho-McNeil Pharmaceutical in July 1998. Ortho-Est(R) is available on the market in the United States in two strengths, .625mg and

1.25mg. The Ortho-Est(R) product replenishes declining estrogen levels in midlife women with estrone, the principal type of estrogen that the body makes following menopause.

     Effective as of March 31, 2000, Women First discontinued the co-promotion of Ortho Tri-Cyclen(R), a leading oral contraceptive, which had been offered under a co-promotion agreement with Ortho-McNeil Pharmaceutical.

Self-Care Products

     We offer a variety of self-care products to midlife women through our subsidiary As We Change, LLC, a national mail order catalog and Internet retailer directed at midlife women, and through our Internet sites, womenfirst.com and aswechange.com. The As We Change(R) catalog offers women a range of more than 200 products designed to meet the needs of women at midlife.

Nutritional Products

     We plan to introduce Women First(TM) Daily Difference(TM), a line of nutritional products uniquely formulated to address the specific needs of midlife women during the second quarter of 2000. Developed by the Tufts University School of Nutrition Science and Policy, these products will include a daily nutritional supplement (multivitamin plus calcium), along with specialized formulations intended to promote healthy bones and joints, vision, the cardiovascular system, the skin, and the immune system in midlife women. To assist women in their selection of nutritional supplements, we also are creating a program to individualize nutritional recommendations to women based on factors such as family history, lifestyle and physical characteristics. According to Packaged Facts, the market for nutritional products is a large and growing market, exceeding $5 billion in annual sales in the United States in 1998.

Other Products

     In September 1998, we entered into an exclusive licensing arrangement with CHPNC, LLC, pursuant to which we have the exclusive right to manufacture, market and sell a product entitled, "Benefit: Risk Assessment Model." We are funding the development of this product, a patient health questionnaire and software program that assesses a woman's risk for developing heart disease, breast cancer and osteoporosis. This product is based on Dr. Nananda Col's research that was published in the Journal of the American Medical Association in April 1997 and incorporated in her book, entitled A Woman Doctor's Guide to Hormone
Therapy -- How to Choose What's Right for You. We have completed the development of RENEWAL -- a time for you(TM), a program that offers women practical approaches to achieve a sense of well being in midlife, in conjunction with Dr. Deepak Chopra and an exercise video, Strong Women Stay Young, which is based on research published by Dr. Miriam Nelson, a highly respected expert on women's health issues.

     In the fourth quarter of 1999, Women First discontinued the operations of Women First Pharmacy Services, Inc., and also discontinued the promotion of the SafeStart(TM) umbilical cord clamp/cutter and certain consumer product activities.

MARKETING AND SALES

Pharmaceutical Products

     In August 1998, there were approximately 29,000 board certified OB/GYNs in the United States. We have recruited and trained a direct pharmaceutical field sales organization of 150 sales representatives to market pharmaceutical products to these practices. We intend to hire additional sales representatives as warranted by the growth of our business. To optimize our sales efforts, we have prioritized OB/GYNs based on the frequency with which they prescribe hormonal replacement therapy products. We have also hired a staff to support the field sales force, including customer service representatives, sales trainers and sales and contract administrators. Our co-promotion agreement with Ortho-McNeil Pharmaceutical provides that Ortho-McNeil Pharmaceutical will support our marketing and sales activities for the Ortho-Prefest(TM) oral combination HRT product by providing sales training, supplying product samples and promotional materials, jointly developing marketing strategies and promotional plans with us, and planning and financially supporting educational programs. Our Pravachol(R) co-promotion agreement provides that Bristol-Myers Squibb will support our marketing and sales activities through participation in sales force training, jointly developing marketing strategies and promotional plans and planning market research.

Internet

     We are implementing an "e-commerce" initiative through our womenfirst.com and aswechange.com Internet sites. We launched womenfirst.com in May of 1999 to provide extensive health information for women and the clinicians who care for them. Our content covers more than 50 topics including information on acute and chronic conditions, nutrition, fitness and alternative health as well as access to interactive tools for health assessment and real-time medical news. In December 1999, we developed a marketplace of products for women 40-plus on womenfirst.com. In March 2000 we launched a Professional Gateway to provide professional materials for OB/GYNs. Through the aswechange.com site, we provide access to all of the products sold through our catalog, As We Change(R).

     Because of the significant educational content we have placed on the womenfirst.com Internet site, we believe that the site will be an attractive web link. Pursuant to an agreement with iVillage Inc., we have provided educational information on midlife health issues in a Women First designated area on ivillage.com and implemented a link from the iVillage site to womenfirst.com. iVillage has hosted one online event related to midlife health, a discussion with Deepak Chopra, M.D, and has agreed to host two additional such events. Under a separate agreement with our subsidiary, As We Change, LLC, iVillage has established links on ivillage.com to the aswechange.com Internet site.

As We Change

     Our As We Change, LLC subsidiary offers a broad array of self-care products including nutritional, herbal, beauty, exercise, wellness and personal care products. Since its inception in 1996, As We Change has published 14 unique catalogs, generated more than 192,000 orders and currently has an in-house database of nearly 177,000 customers and catalog requesters. The catalog features private label products that are tailored to meet the individual lifestyle needs of women. Private label products currently account for approximately half of the catalog offering. As We Change has developed a sophisticated infrastructure including a call center with telephone and Internet customer support capability, warehouse and shipping, new product screening and sourcing, catalog design and production, database and circulation management and e-commerce.

EDUCATIONAL AND SUPPORT PROGRAMS

     The Women First(TM) Clinician Education Program. Our Health Advisory Board has developed the content for a midlife health education program entitled "Gateway to Midlife Health -- A Better Way(TM)," to educate OB/GYNs, and the primary care physicians, nurse practitioners and physician's assistants focused on women's health with the goal of improving the diagnosis and treatment of midlife conditions and diseases. Through an unrestricted grant from Women First, the Mount Sinai School of Medicine and the Women's Health Care Education Foundation have developed and sponsored the clinician education portion of the program in cooperation with the Keck School of Medicine of the University of Southern California. Two additional programs for OB/GYNs and the nurse practitioners and physician's assistants focused on women's health have also been offered, "Managing Cardiovascular Risk in Women -- A Better Way(TM)" and "Lifetime Hormonal Management -- A Better Way(TM)." The former is sponsored by Bristol-Myers Squibb and Women First, and the latter is supported through an unrestricted educational grant from Ortho-McNeil Pharmaceutical and Women First. The "Lifetime Hormonal Management -- A Better Way(TM)" program is also jointly sponsored by the Keck School of Medicine of the University of Southern California and the Women's Health Care Education Foundation, in cooperation with the Mount Sinai School of Medicine. In August 1999, Women First launched a nationwide program aimed at creating awareness of a woman's risk for developing cardiovascular disease by offering free cholesterol testing in certain OB/GYN offices across the country.

     The Women First(TM) Consumer Education Program. We have established womenfirst.com as a comprehensive Internet site containing extensive information on healthcare and lifestyle issues of concern to midlife women. Our content covers more than 50 topics including information on health, nutrition, fitness and alternative health, as well as access to interactive tools for health assessment and real-time medical news. The content is clinically referenced, consistent with Women First's philosophy of providing evidence-based education.

     We have also developed a patient handbook called "A Better Way(TM) to Midlife Health -- Your Personal Guide" that provides information to women about midlife health issues including menopause. Each booklet includes a journal section where women can record their symptoms and personal health data to improve their interaction with their clinician.

MANUFACTURING AND LOGISTICS

     We do not plan to establish manufacturing capability. We will source the products we offer through manufacturing agreements with third-party manufacturers. The third-party manufacturers will be responsible for receipt and storage of raw materials, production, packaging, labeling and shipping of finished goods. With regards to our pharmaceutical products, we currently have arrangements with Laboratoires Fournier, S.A., for the supply of the Esclim(TM) estradiol transdermal system and with Ortho-McNeil Pharmaceutical for the supply of the Ortho-Est(R) oral estrogen product. Bristol-Myers Squibb is responsible for the supply of the Pravachol(R) product in all distribution channels. Ortho-McNeil Pharmaceutical is responsible for the supply of the Ortho-Prefest(TM) oral combination HRT product in all distribution channels. For more information about our sources of supply, see "Risks and Uncertainties" on pages 15 through 23 of this Report on Form 10-K.

     Initially, we intend to engage independent companies specializing in the distribution of pharmaceutical and medical products to wholesalers, pharmacies and hospitals to provide physical distribution and logistics management for the pharmaceutical and medical device products we distribute. Livingston Healthcare Services, Inc. currently provides these services.

COMPETITION

     The health care industry is highly competitive. Most of our competitors and those of our collaborative partners are large, well-known pharmaceutical, life science and health care companies that have considerably greater financial, sales, marketing and technical resources than we have. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines we market and distribute. The pharmaceutical industry is characterized by continuous product development and technological change. The pharmaceutical products we market and distribute could be rendered obsolete or uneconomical by pharmaceutical products developed by competitors, technological advances affecting the cost of production, or marketing or pricing action by one or more competitors. In addition, competitors may elect to devote substantial resources to marketing their products to midlife women and may choose to develop educational and information programs like those we have developed to support their marketing efforts. Our business, financial condition and results of operations could be materially and adversely affected by any one or more of such developments.

Pharmaceutical Products

     The pharmaceutical products we offer face significant competition. Ortho-Prefest(TM), the new oral combination HRT product, Ortho-Est(R), the oral estrogen product, and the Esclim(TM) estradiol transdermal system compete in the hormone replacement therapy market. The primary competition in this market is Wyeth-Ayerst Pharmaceuticals, Inc., a division of American Home Products, which markets Premarin(R), an oral estrogen product, and Prempro(R) and Premphase(R), combination oral estrogen and progestin products. The HRT products we market also compete with HRT products marketed by Parke-Davis, a Warner Lambert Division, Solvay Pharmaceuticals, Inc., Duramed Pharmaceuticals, Inc., and others, as well as generic HRT products. The HRT products we market also compete with non-hormonal replacement therapy products marketed by Merck & Co., Inc., and Eli Lilly & Company. In addition, the Esclim(TM) estradiol transdermal system competes with estrogen and combination estrogen/progestin patch products marketed by Berlex Laboratories, Watson Laboratories, Inc., Novogyne Pharmaceuticals and Rhone-Poulenc Rorer Pharmaceuticals, Inc. The Pravachol(R) product competes with other cholesterol-lowering products marketed by Merck & Co., Inc., Parke-Davis, Pfizer, Inc., Novartis Pharmaceuticals Corporation and Bayer Corporation. Each of these competitors has substantially greater marketing, sales and financial resources than we do.

Self-Care Products

     Competition for the self-care products we offer is significant. As We Change competes with a number of catalog companies and Internet retailers focusing on self-care products. Transitions for Women(R) offers a range of nutritional and herbal products for midlife women and Self Care(R), Well & Good(TM), Feel Good(TM), Solutions(R), Intellihealth HealthyHome(TM) and Harmony(TM) market and sell general lifestyle and personal care products.

     Our Daily Difference(TM) nutritional products when launched will face substantial competition from products such as Centrum(R), marketed by Whitehall-Robins Healthcare, Natrol(R), marketed by Natrol, Inc., Nature Made(R), marketed by Nature Made Nutritional Products, One-A-Day(R), marketed by Bayer Corporation, Theragran(R) and Theragran-M(R), marketed by Bristol-Myers Squibb, Viactiv(R), marketed by Mead Johnson Nutritionals and Myadec(R), marketed by Parke-Davis. Each of these competitors has substantially greater marketing, sales and financial resources than we do.

Other Education and Support Programs

     Our educational programs will compete with programs that have been developed by medical professionals and non-professionals alike. Our Internet site, womenfirst.com, will compete with other Internet sites focused on women's health as well as sites focused on health care issues in general, such as cbs.medscape.com, nlm.nih.gov/medlineplus, healthfinder.gov, reutershealth.com, drkoop.com, and webmd.com.

LICENSING AND CO-PROMOTION AGREEMENTS

     Ortho-Prefest(TM) and Ortho Tri-Cyclen(R). We obtained the right to co-promote the Ortho-Prefest(TM) and Ortho Tri-Cyclen(R) products in the United States and Puerto Rico to designated physicians and nurse practitioners in the field of women's health care pursuant to a co-promotion agreement with Ortho-McNeil Pharmaceutical effective July 1, 1999 and continuing through December 31, 2002 unless earlier terminated. We may extend this agreement for one additional year provided minimum sales goals are met.

     Ortho-McNeil will compensate us for sales of Ortho-Prefest(TM) through a compensation arrangement based on the net sales of the product from prescriptions written by the clinicians who are called on by us. Ortho-McNeil also may reduce the payments otherwise required to be paid to us under the agreement with respect to Ortho-Prefest(TM) if we do not make a specified portion of the minimum number of sales calls for that product.

     Under the co-promotion agreement, we are responsible for our costs in promoting the product covered by the agreement and our out-of-pocket expenses in training our sales force, except for the costs of certain promotional materials, training materials and expenses and product samples which are provided by Ortho-McNeil. Ortho-McNeil is responsible for the manufacture, labeling, distribution and selling of the products. The agreement prohibits us from marketing, promoting, selling or distributing any prescription contraceptive or prescription hormonal replacement therapy product other than the Ortho Tri-Cyclen(R), Ortho-Est(R) and Ortho-Prefest(TM) products and other than an estrogen patch product (subject to specified restrictions) during the term of the agreement and the three months following the expiration of the term. The co-promotion agreement also limits the number of products other than Ortho Tri-Cyclen(R) and Ortho-Prefest(TM) that our sales force may present during the same sales call as Ortho Tri-Cyclen(R) and Ortho-Prefest(TM). The agreement expressly permits Ortho-McNeil to enter into a co-promotion agreement with a third party with respect to Ortho-Prefest(TM) but not with respect to Ortho Tri-Cyclen(R).

     The co-promotion agreement requires us to make a significant number of sales calls each year, with the number increasing significantly after the launch of Ortho-Prefest(TM) in January 2000. The agreement also allows Ortho-McNeil to terminate the agreement in the event at least a specified portion of the minimum sales calls are not made for three consecutive quarters. As of December 31, 1999, we had not made the required minimum number of sales calls for two consecutive quarters. The agreement also may be terminated by either party on a product by product basis if any product covered by the agreement loses regulatory approval. In addition, the agreement also may be terminated in the event that there is a change in control of Women First or if Edward F. Calesa or David F. Hale is no longer associated with Women First (other than as a result of death or disability). A change in control includes the acquisition by a third party unaffiliated with Women First of (1) a majority of our stock or the right to vote a majority of our stock or (2) sufficient stock to elect a majority of our Board of Directors or (3) the power to designate a majority of our Board of Directors. The agreement also may be terminated for other specified reasons.

     The agreement requires Ortho-McNeil to compensate us for sales of Ortho Tri-Cyclen(R) with a performance fee based on the value of Ortho-McNeil's net increase in its market share of oral contraceptive products for the prescriptions written by the clinicians called on by us over the increase, if any, in Ortho-McNeil's market share for oral contraceptive products for the prescriptions written by the clinicians who are not called on by us. Through December 31, 1999, we did not meet the minimum performance levels required to receive compensation under this co-promotion agreement in relation to Ortho Tri-Cyclen(R). As a result, we have not recorded revenue under this agreement through December 31, 1999. Effective as of March 31, 2000, Women First has discontinued the co-promotion of Ortho Tri-Cyclen(R). Under an amendment, which is being negotiated, Ortho Tri-Cyclen(R) will be eliminated from the co-promotion agreement but Women First will continue to co-promote Ortho-Prefest(TM).

     Esclim(TM). In July 1999, we entered into a distribution and license agreement with Laboratoires Fournier S.A. under which we have been granted the exclusive right (subject to exceptions) to market, use, distribute and sell the Esclim(TM) estradiol transdermal system in various dosages in the United States and Puerto Rico. The agreement requires us to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, with $700,000 of this fee subject to sales objectives being reached. As of December 1999, we have already paid $750,000 of the total amount of the license fee owed to Fournier under the agreement. We are also required to pay Fournier a royalty during the term of the definitive agreement based upon the net sales of the product. The agreement provides that Fournier is solely responsible for the manufacture of the product and for quality assurance, quality control and other aspects of manufacturing the product, except that after payment of the initial license fees, Fournier has transferred to us responsibility for the New Drug Application filed with the FDA with respect to the product. We are solely responsible for U.S. customs clearance, sales, marketing, advertising, distribution of the product and for handling product complaints.

     Pravachol(R). We obtained the right to co-promote the Pravachol(R) product in the United States to OB/GYNs, primary care physicians designated as OB/GYNs by Bristol-Myers Squibb U.S. Pharmaceuticals Group, and nurse practitioners and physician's assistants associated with OB/GYN practices, pursuant to a three-year co-promotional agreement effective March 1, 1999 with Bristol-Myers Squibb. Under the agreement, we are responsible for the costs incurred by both parties in approved promotions of the product to the clinicians covered by the agreement (less a specified credit) and for the training of our sales force relating to the Pravachol(R) product. Bristol-Myers Squibb is responsible for the manufacture, shipping, distribution and warehousing of the product as well as billing and collection services. Bristol-Myers Squibb has agreed to pay specified costs associated with product samples and education of the clinicians covered by the agreement.

     Bristol-Myers Squibb compensates us with a performance fee paid quarterly based upon the number of prescriptions written by the clinicians covered by the agreement above an applicable baseline number. During the first year, the quarterly baseline amount increases each quarter. During the second and third years, the baseline amounts increase by a percentage which reflects growth in prescriptions for pravastatin in the United States over the prior year. Our compensation is calculated based on a percentage of net sales from prescriptions in excess of the applicable baseline amount as adjusted to reflect previous payments. In addition, we are entitled to receive a residual compensation payment during the 24-month period following the expiration of the agreement as long as Bristol-Myers Squibb does not terminate the agreement due to our breach of or failure to perform our obligations under the agreement.

     In the event that Pravachol(R) prescriptions written in the United States by the clinicians covered by the agreement do not exceed specified minimum prescription amounts that increase quarterly in the first year and yearly from year to year thereafter, Bristol-Myers Squibb may terminate the agreement. The minimum amounts require us to achieve a significant increase over the number of prescriptions for this product currently written by the clinicians covered by the agreement and substantially exceed the baseline amounts used for purposes of calculating the performance fee. Bristol-Myers Squibbs' termination rights arise upon either our failure to meet certain prescription forecasts for two consecutive quarters or the yearly prescription forecasts for one year. Moreover, if we experience a change in control, Bristol-Myers Squibb may terminate the agreement. A change in control includes: (1) the sale of any securities which transfers over 50% of our assets relating to the product to any person, (2) any person or entity that derives more than half of its gross revenues from the sale, licensing or distribution of drug products, nutritional agents and medical devices or the provision of drug or device management services becoming the beneficial owner of 20% of the combined voting power of Women First, or (3) any person becoming the beneficial owner of 50% of the combined voting power of Women First. The agreement may also be terminated for other specified reasons. As of December 31, 1999, the end of the first three consecutive quarter periods under the agreement, we had not achieved the minimum amounts during the first three quarters of the agreement. Although Bristol-Myers Squibb has the right to terminate the agreement upon sixty days' prior written notice based upon our performance, we are currently negotiating to restructure this agreement in order to improve our ability to recognize revenue from our sales efforts.

     Ortho-Est(R). We obtained the rights to distribute and sell the Ortho-Est(R) product in the United States and Puerto Rico pursuant to an exclusive distribution agreement dated as of July 1, 1998 with Ortho-McNeil Pharmaceutical. The agreement requires us to make minimum aggregate payments of $33.4 million to Ortho-McNeil over the remaining eight-year term of the agreement, regardless of the actual sales performance of the Ortho-Est(R) product. We are required to make a minimum payment of $5.4 million during 2000. The minimum payments in future years decrease annually based on a ten-year forecast that was determined at the time the contract was executed. If our annual purchases of the Ortho-Est(R) product exceed our minimum payments, we are entitled to the amount of this excess less specified royalties and manufacturing costs. Ortho-McNeil may terminate the distribution agreement (1) upon one year's notice so long as Ortho-McNeil provides us with a one-year supply of the Ortho-Est(R) product and uses reasonable commercial efforts to transfer to us the manufacturing and distribution rights to the product, (2) immediately if the cost of FDA revalidation, should it become necessary, exceeds $3 million, or (3) for other specified reasons.

     Benefit: Risk Assessment Model. In September 1998 we entered into a license agreement with CHPNC, LLC to develop a patient health questionnaire and software program related to hormonal replacement therapy based upon the book A Woman Doctor's Guide to Hormone Therapy -- How to Choose What's Right for You. Under the agreement, we are obligated to pay over the first two years of the agreement a development fee in the amount of $900,000, of which we paid $275,000 in 1998 and $450,000 in 1999. The development fee is payable to CHPNC regardless of whether or not the product is released for sale to the public. In addition, commencing in the third year of the contract, we must make minimum royalty payments over the remaining term of the contract, which commence at $100,000 and which increase by an additional $100,000 for each two-year period thereafter. This license is subject to becoming non-exclusive in the event of certain defaults and also contains a non-competition provision which prohibits us from manufacturing, promoting, publishing or selling any product directly competitive with the Benefit:Risk Assessment Model.

     Daily Difference(TM). In April 1999, we entered into a development and license agreement with Tufts University to formulate nutritional or herbal products for midlife women, which will be marketed by Women First under the trade name, Daily Difference(TM). In accordance with this agreement, Tufts developed general formulations for midlife women as well as specific formulations to address the needs of women who are at risk for particular diseases or conditions. The agreement provides that Tufts will also create a program to individualize nutritional recommendations to women and their clinicians. The agreement grants us the right to acknowledge the participation of the Tufts University School of Nutrition Science and Policy in the development of the products and to use its name in connection with labeling, promotion, marketing and sale of the nutritional products. Tufts may revoke our right to use the Tufts name if Tufts determines that our actions have adversely affected or may adversely affect Tufts' reputation.

     Under the agreement, we were required to pay a fee to Tufts, payable in four installments over five months, that covered all of Tufts' internal and external expenses incurred in connection with the project. We are solely responsible for the manufacturing, marketing and sale of the products. Further, we must pay a license fee equal to a certain percentage of net sales of each product developed under this agreement for fifteen years or the term of the patent, if any, whichever is greater. The license fee will be reduced if Tufts revokes our right to use its name without cause or if Tufts develops and licenses nutritional products that compete with our products.

     iVillage. In May 1999, we entered into a one-year agreement with iVillage Inc. to develop educational content for ivillage.com. Under the agreement, iVillage created a Women First area on ivillage.com, while we provided articles on midlife health topics for this area. We have agreed to provide iVillage with two feature articles each month and iVillage has agreed to promote at least one of these articles as a lead editorial. iVillage has hosted an online event on midlife health featuring Dr. Deepak Chopra, and has agreed to host two additional such events. In addition, we have implemented a link from the Women First area in ivillage.com to womenfirst.com and our womenfirst.com Internet site includes a prominent link to ivillage.com. Under our agreement with iVillage, we have agreed that we will not provide educational materials to certain competitors of iVillage. iVillage has agreed to exclude certain competitors of ours from advertising within the Women First area of ivillage.com. There are no financial terms to the agreement.

     The minimum payments we are required to make under these and other agreements may exceed our sales of the products to which these minimum payments relate, and our failure to achieve specified minimum sales could be a violation of these agreements. See "Risks and Uncertainties" on pages 15 through 23 of this Report on Form 10-K.

INTELLECTUAL PROPERTY

     We regard the protection of patents, copyrights, trademarks, and other proprietary rights that we own or license as material to our success and competitive position. We rely on a combination of laws and contractual restrictions such as confidentiality agreements to establish and protect our proprietary rights. Laws and contractual restrictions, however, may not be sufficient to prevent misappropriation of our technology or deter others from independently developing products that are substantially equivalent or superior.

     Patents. Due to the length of time and expense associated with bringing new pharmaceutical products to market, we recognize the considerable benefits associated with acquiring or licensing products that are protected by existing patents or for which patent protection can be obtained. However, we do not currently own any issued patents or have any pending patent applications. Some of the products that we offer incorporate patented technology owned by others, including the Ortho-Prefest(TM), Esclim(TM), and Pravachol(R) products, but most of our self-care products are not protected by patents.

     Copyrights. We have applied for copyright registration for the Women First HealthCare logo. The copyrights to the product developed with Dr. Deepak Chopra, entitled RENEWAL a time for you(TM), are owned jointly by us and Infinite Possibilities Media LLC. We also own all the copyrights in the Strong Women Stay Young video. Copyrights for the source code of the womenfirst.com Internet site that we created with SF Interactive have been assigned to us.

     Trademarks and Domain Names. Our subsidiary, As We Change, LLC, owns the registered U.S. trademark As We Change(R). In addition, we have applied for U.S. trademark registrations for a number of key trademarks, including Women First HealthCare(TM), Women First(TM), A Better Way(TM), and Daily Difference(TM). We have a non-exclusive worldwide license to use the trademarks owned by Dr. Chopra in connection with the products that we develop with Infinite Possibilities. Some of our distribution agreements also include rights to use the manufacturer's trademarks, such as the Ortho-Est(R), Ortho Tri-Cyclen(R), Ortho-Prefest(TM), Esclim(TM) and Pravachol(R) tradenames during the term of these agreements. We intend to introduce new trademarks, service marks and brand names and to maintain registrations on trademarks that remain valuable to the business. We have no trademark registrations or applications pending outside the United States.

     We currently hold the Internet domain names "womenfirsthealthcare.com" and "womenfirst.com," and our subsidiary, As We Change, LLC, holds the Internet domain name "aswechange.com." Under current domain name registration practices, no one else can obtain an identical domain name, but can obtain a similar name, or the identical name with a different suffix such as ".net" or ".org" or with a country designation such as ".jp" for Japan. The relationship between regulations governing domain names and the laws protecting trademarks and similar proprietary rights is evolving. Domain names are regulated by Internet regulatory bodies while trademarks are enforceable under local law. In addition, the regulation of domain names in the United States and in foreign countries is subject to change. There are plans to establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not acquire or be able to maintain our domain names in all of the countries in which we conduct business, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names or trademarks.

     While we intend to take the actions that we believe are necessary to protect our proprietary rights, we may not be successful in doing so. In addition, we may be dependent on the owners of the proprietary rights we license to protect those rights. In addition, we and our licensors may face challenges to the validity and enforceability of proprietary rights and may not prevail in any litigation regarding those rights.

     We are also subject to the risk of adverse claims and litigation alleging infringement of the proprietary rights of others. While we are not currently involved in any such claims, there can be no assurance against future infringement claims by third parties. The resolution of any such infringement claims may result in protracted and costly litigation, regardless of the merits of such claims. Moreover, it may require us to obtain a license to use those proprietary rights or possibly to cease using those rights altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

GOVERNMENT REGULATION

     The manufacturing, processing, formulation, clinical investigation, packaging, labeling, storage, promotion, distribution and advertising of the products we offer are subject to extensive regulation by one or more federal agencies including the FDA, DEA, Environmental Protection Agency, Federal Trade Commission, Occupational Safety and Health Administration, Consumer Product Safety Commission, the United States Customs Service, and the United States Postal Service. These activities are also regulated by various agencies of the states and localities in which our products are sold. For both currently marketed and future products, failure to comply with applicable regulatory requirements could limit or prevent our ability to market and distribute such products, and would harm our business.

     Pharmaceuticals. All pharmaceutical firms, including manufacturers from whom we license or for whom we distribute products, are subject to regulation by the FDA. Any restriction or prohibition applicable to sales of products we market could materially adversely affect our business.

     We market prescription drug products. Prior to marketing, new prescription drugs must be approved by the FDA before they may be marketed, except for those prescription drugs for which the FDA is not requiring applications because of "grandfather status" under 1938 legislation, "grandfather status" under 1962 legislation or for other reasons. The FDA has the authority to revoke existing approvals, or to review the status of currently exempt pharmaceuticals and require application and approval, of prescription drugs if new information reveals that they are not safe or effective. The FDA also regulates the promotion, including advertising, of prescription drugs.

     Drug products must be manufactured, packaged, and labeled in accordance with their approvals and in conformity with standards known as current Good Manufacturing Practices and other requirements. Drug manufacturing facilities must be registered with and approved by FDA and must list with the FDA the drug products they intend to distribute. The manufacturer is subject to inspections by the FDA and periodic inspections by other regulatory agencies. The FDA has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to seize and prohibit the sale of unapproved or non-complying products, and to halt manufacturing operations that are not in compliance with current Good Manufacturing Practices. Also, the FDA regulates the distribution of samples of drugs. Both FDA and DEA may impose criminal penalties arising from non-compliance with applicable regulations.

     We do not currently conduct pharmaceutical research and development. If we obtain rights to develop and market a pharmaceutical product, we will. Prior to any commercial sale or shipment of a new drug, the FDA generally requires each of the following steps and possibly others to be conducted: (1) preclinical testing, including laboratory and usually animal tests; (2) the submission to the FDA of an Investigational New Drug Application which must become effective before human clinical trials may commence; (3) adequate and well-controlled human clinical trials to establish safety and efficacy; (4) the submission to the FDA of a New Drug Application; and (5) FDA approval of the New Drug Application. This process generally takes a number of years and may also require post-marketing testing and surveillance to monitor for adverse effects, which can involve significant additional expense. In addition, an abbreviated application process is available for generic drugs. For newer generic drugs, there can be no assurances that the FDA will approve a particular application.

     Medical Devices. We market and obtain approvals for medical device products. All medical device firms, including manufacturers from whom we license or whose products we distribute, are subject to regulation by the FDA. The FDA controls when medical devices may enter the market, and can require their withdrawal from the market, restrict their marketing and recall or seize products.

     In addition to obtaining FDA approval or clearance to market a medical device, each device manufacturing facility must be registered with the FDA. Facilities and quality systems are subject to regular inspections by the FDA for compliance with FDA's Quality System Regulations. As is the case with drugs, failure to comply with applicable regulatory requirements after obtaining approval may result in the suspension of regulatory approval, as well as civil and criminal sanctions. Any restriction or prohibition applicable to sales of products we market could materially adversely affect our business.

     Dietary Supplements. The manufacturing and production of dietary supplements historically has been subject to less intensive regulation than pharmaceutical products. Under the Dietary Supplement Health & Education Act of 1994, the FDA may exercise authority over the labeling and sales of dietary supplements. In addition, the United States Postal Service regulates claims with respect to products sold or marketed through the mail and the FTC regulates dietary supplement advertising.

     The FDA and other federal authorities are reviewing alternative approaches to assure the safety of vitamins, minerals, herbals and other products sold as dietary supplements. Increased regulatory oversight could subject us and other manufacturers and distributors of dietary supplements to increased production and compliance costs and possibly require capital expenditures. Future regulation affecting dietary supplements could result in a recall or discontinuance of certain products.

     Cosmetics Regulations. We market cosmetic products. The FDA regulates the labeling on cosmetic products and does not require cosmetics to be approved before products are released to the marketplace. The FDA does not have the authority to require manufacturers to register their cosmetic establishments, file data on ingredients, or report cosmetic-related injuries. The FDA maintains a voluntary data collection program, however, and companies wishing to participate in the program may do so. The FDA may inspect cosmetics manufacturing facilities, collect samples for examination, and take action to remove adulterated and misbranded cosmetics from the market.

EMPLOYEES

     As of February 29, 2000, we employed 239 full-time people, of whom 193 were employed in sales and marketing, 3 were employed in research and development, 5 were employed in education and program development and 38 were employed in administration. None of our employees is represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key personnel and our continuing ability to attract and retain highly qualified managerial personnel. Competition for such qualified personnel in the pharmaceutical and health care industry is intense.

LEGAL PROCEEDINGS

     We are not a party to any legal proceedings.

SEASONALITY

     Catalog sales are typically higher in the fourth calendar quarter due to larger catalog circulation, merchandising improvements during the year, and some increase in consumer buying surrounding the holiday season. We anticipate this trend will continue.

RISKS AND UNCERTAINTIES

WE HAVE RECENTLY STARTED OPERATIONS AND HAVE EXPERIENCED LOSSES SINCE OUR INCEPTION. OUR BUSINESS MUST EXPAND FOR US TO ATTAIN PROFITABILITY.

     We are an early stage company with a history of losses. Through December 31, 1999, we have generated only $27.3 million in net revenues. We have incurred significant losses since we were founded in November 1996, accumulating a deficit of $42.9 million through December 31, 1999, and we expect to incur losses at least through the end of 2000. We may not successfully complete the transition to successful operations or profitability. Early stage companies such as ours frequently encounter problems, delays and expenses. These include, but are not limited to, unanticipated problems and additional costs related to marketing, competition and product acquisitions and development. These problems may be beyond our control, and in any event, could adversely affect our results of operations.

WE HAVE A BROAD BUSINESS MODEL THAT WILL REQUIRE THE DEVELOPMENT OF MANY DIFFERENT AREAS. IF WE FAIL TO IMPLEMENT ANY OF THE KEY ELEMENTS OF OUR BUSINESS PLAN, OUR BUSINESS MAY NOT SUCCEED.

     We have embarked on an ambitious plan to provide products, educational programs and support systems to women to help them make better decisions regarding their health care in midlife. There is a limited market awareness of our company and the products and services we offer. To be successful, we must continue to develop, coordinate and balance various elements of our business. Among other things, we must:

     - generate market demand for the products we offer, prepare and disseminate information about midlife women's health care and establish the Women First(TM) brand,

     - convince OB/GYNs and the nurse practitioners and physician's assistants focused on women's health to prescribe and recommend the products we offer,

     - maintain and obtain rights to market and distribute products and integrate them into our business, and

     - augment sales and marketing and manage different distribution channels for the products we offer.

     If we fail to implement any of these key elements of our business plan, our business may not succeed.

MANY OF OUR PRODUCT AGREEMENTS REQUIRE US TO MAKE MINIMUM PAYMENTS OR MAKE A MINIMUM NUMBER OF SALES CALLS. IF OUR SALES OF THESE PRODUCTS DO NOT EXCEED THE COSTS OF THESE MINIMUMS, OUR MARKETING AND DISTRIBUTION OF THESE PRODUCTS WILL NOT BE PROFITABLE AND OUR RESULTS OF OPERATIONS WILL BE HARMED.

     We have acquired the right to market and sell many of the products we offer through license or co-promotion agreements with third parties. Some of these agreements require us to make minimum payments or make a minimum number of sales calls regardless of our actual sales of product covered by the agreement. The minimum payments we are required to make or our costs of making the minimum number of sales calls under these agreements may exceed our sales of the products to which these minimum payments or minimum sales calls relate, and, as a result, our marketing and distribution of some or all of these products may not be profitable. In particular, our distribution agreement for the Ortho-Est(R) oral estrogen product requires us to make minimum aggregate payments of $33.4 million to Ortho-McNeil Pharmaceutical over the remaining eight-year period of the contract, regardless of the actual sales performance of this product. Under this agreement, we are required to make minimum payments of $5.4 million during 2000. The minimum payments in future years decrease annually based on a ten-year forecast that was determined at the time the contract was executed.

     Our co-promotion agreement with Ortho-McNeil Pharmaceutical relating to the Ortho Tri-Cyclen(R) oral contraceptive product and the Ortho-Prefest(TM) oral combination estrogen and progestin hormonal replacement therapy product requires us to make a significant number of sales calls each year during the term of the agreement. In addition, the agreement required us to expand our field sales organization to at least 100 representatives in 1999 and requires us to commit at least 150 sales representatives to co-promote Ortho-Prefest(TM), in each of 2000, 2001 and 2002. Ortho-McNeil also may reduce the payments otherwise required to be paid to us under the agreement with respect to the Ortho-Prefest(TM) product if we do not make a specified portion of the minimum number of sales calls for that product. Through December 31, 1999, we did not meet the minimum performance levels required to receive compensation under this co-promotion agreement in relation to Ortho Tri-Cyclen(R). As a result, we have not recorded revenue under this agreement through December 31, 1999. Effective as of March 31, 2000, Women First has discontinued the co-promotion of Ortho Tri-Cyclen(R). Under an amendment, which is being negotiated, Ortho Tri-Cyclen(R) will be eliminated from the co-promotion agreement but Women First will continue to co-promote Ortho-Prefest(TM). The co-promotion agreement also limits the number of products other than Ortho Tri-Cyclen(R) and Ortho-Prefest(TM) that our sales force may present during the same sales call as Ortho Tri-Cyclen(R) and Ortho-Prefest(TM).

     We are also obligated to pay future development fees of $175,000 to CHPNC, LLC prior to September 25, 2000 for the development of the Benefit: Risk Assessment Model and minimum royalty payments over the remaining term of the contract, which commence at $100,000 and which increase by an additional $100,000 for each two-year period thereafter. In July, 1999, we entered into a distribution and license agreement with Laboratoires Fournier S.A. under which we have the exclusive right (subject to exceptions) to market, use, distribute and sell the Esclim(TM) estradiol transdermal system in various dosages in the United States and Puerto Rico. The definitive agreement requires us to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, of which $750,000 was paid in 1999. The remaining $700,000 of this fee is subject to sales objectives being reached in 2000 and 2001. Our failure to generate sales exceeding the specified minimum payments or the costs of the minimum sales calls could have a material adverse effect on our business and could give the other party the right to terminate or modify the contract. For more information concerning our agreements containing minimum payment and minimum sales call obligations, see "Item 1: Business -- Licensing and Co-Promotion Agreements."

MANY OF OUR PRODUCT AGREEMENTS MAY BE TERMINATED IF WE FAIL TO MAKE MINIMUM PURCHASES, MAKE A MINIMUM NUMBER OF SALES CALLS OR FOR OTHER REASONS. THIS COULD FORCE US TO DISCONTINUE SALES OF KEY PRODUCTS AND COULD HARM OUR RESULTS OF OPERATIONS.

     Our contracts relating to the products we offer contain various provisions that allow the other party to terminate the contract, which, if exercised, could force us to discontinue sales of the product and could have a material adverse effect on our business. Our co-promotion agreement with Bristol-Myers Squibb relating to the cholesterol-lowering drug Pravachol(R) provides that Bristol-Myers Squibb may terminate the agreement in the event that Pravachol(R) prescriptions written in the United States by designated OB/GYNs and the nurse practitioners and physician's assistants in their offices do not exceed specified minimum prescription amounts. These specified minimum amounts increase quarterly in the first year and yearly from year to year thereafter. Bristol-Myers Squibb may terminate the agreement in the event that prescriptions for Pravachol(R) written by the clinicians covered by the agreement do not exceed these minimum amounts for two consecutive quarters or the yearly prescription forecasts for one year. These minimum amounts require us to achieve a significant increase over the number of prescriptions for this product currently written by the clinicians designated by the agreement and substantially exceed the baseline amounts used for purposes of calculating the performance fee under the contract. Furthermore, the co-promotion agreement with Bristol-Myers Squibb contains a provision that allows Bristol-Myers Squibb to terminate the agreement upon a change of control of Women First. As a result, we could lose our rights to market and sell Pravachol(R) if we fail to meet our minimum performance obligations or if we are acquired. As of December 31, 1999, the end of the first three consecutive quarter period under the agreement with Bristol-Myers Squibb, we had not achieved the minimum amounts required to receive compensation under the agreement. Although Bristol-Myers Squibb has the right to terminate the agreement upon sixty days' prior written notice based upon our performance, we are currently negotiating to restructure this agreement in order to improve our ability to recognize revenue from our sales efforts.

     Our co-promotion agreement with Ortho-McNeil Pharmaceutical allows Ortho-McNeil to terminate the contract if we fail to make a specified portion of the required sales calls for three consecutive quarters. As of December 31, 1999, we had not made the required minimum number of sales calls for two consecutive quarters. Effective as of March 31, 2000, Women First discontinued the co-promotion of Ortho Tri-Cyclen(R). Under an amendment, which is being negotiated, Ortho Tri-Cyclen(R) will be eliminated from the co-promotion agreement but Women First will continue to co-promote Ortho-Prefest(TM). Ortho-McNeil also may terminate the agreement if there is a change of control of Women First or if either Edward F. Calesa, the Chairman of the Board, or David
F. Hale, our President and Chief Executive Officer, is no longer associated with Women First (other than as a result of death or disability).

     In addition, our contract with Ortho-McNeil Pharmaceutical relating to the Ortho-Est(R) oral estrogen product allows Ortho-McNeil to terminate the contract
(1) upon one year's notice so long as Ortho-McNeil provides us with a one-year supply of the Ortho-Est(R) product and uses reasonable commercial efforts to transfer the manufacturing and distribution rights to the product to us or (2) immediately if the cost of FDA revalidation, should it become necessary, exceeds $3 million. Most of our contracts permit termination by the other party if we breach our obligations, including our minimum payment commitments, under the contracts or enter bankruptcy. For more information about how our product agreements may be terminated, see "Item 1: Business -- Licensing and Co-Promotion Agreements."

WE ARE UNCERTAIN OF OUR ABILITY TO OBTAIN ADDITIONAL FINANCING FOR OUR FUTURE CAPITAL NEEDS. IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO CONTINUE TO OPERATE OUR BUSINESS.

     We will require significant amounts of additional capital to achieve our goals. We believe that our existing cash balances will be sufficient to meet our working capital, capital expenditure requirements and minimum purchase commitments through the end of the year 2000. Our future capital requirements will depend on many factors including:

     - the costs of our sales and marketing activities and our education programs for clinicians and women,

     - competing product and market developments,

     - the costs of acquiring or developing new products,

     - the costs of expanding our operations, and

     - our ability to generate positive cash flow from our sales.

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

IF MIDLIFE WOMEN DO NOT USE AND THEIR CLINICIANS DO NOT RECOMMEND THE PRODUCTS WE OFFER, WE WILL CONTINUE TO EXPERIENCE SIGNIFICANT LOSSES.

     The products we license, acquire or co-promote may not achieve market acceptance. The market acceptance of these products will depend on, among other factors:

     - their advantages over existing competing products,

     - their perceived efficacy and safety,

     - the actual or perceived side effect profile of hormonal replacement therapies, and

     - the reimbursement policies of the government and third-party payors.

     Our model assumes that our marketing programs and the growth in our target market will result in increased demand for the products we offer. If our marketing programs do not succeed in generating a substantial increase in demand for our products, we will be unable to realize our operating objectives. In addition, our business model seeks to build on the expanding roles of OB/GYNs and the nurse practitioners and physician's assistants focused on women's health, and our marketing efforts are concentrated on this group. If the clinicians we target do not recommend and prescribe the products we offer or if midlife women do not regularly use these products, we will continue to experience significant losses and our business will be adversely affected. Moreover, if we fail to develop the market-wide brand identity for Women First that we are seeking, our business will be adversely affected.

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

     Our quarterly operating results may fluctuate significantly based on factors such as:

     - changes in the acceptance or availability of the products we offer,

     - the timing of new product offerings, acquisitions or other significant events by us or our competitors,

     - regulatory approvals and legislative changes affecting the products we offer or those of our competitors,

     - the productivity of our sales force,

     - the timing of expenditures for the expansion of our operations, and

     - general economic and market conditions and conditions specific to the health care industry.

     Due to our short operating history and the difficulty of predicting demand for the products we offer, we are unable to accurately forecast our revenues. For example, we only recently began co-promoting the cholesterol-lowering drug Pravachol(R), the Ortho-Prefest(TM) oral combination hormonal replacement therapy product and the Esclim(TM) estradiol transdermal system. Accordingly, we have little basis to estimate our revenues from co-promoting these products. In addition, we plan to obtain rights to additional products and fund additional sales and marketing and general and administrative activities, all of which would increase our operating expenses. Accordingly, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could have a material adverse effect on our stock price.

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

     The pharmaceutical products we offer face significant competition. Ortho-Prefest(TM), the new oral combination HRT product, Ortho-Est(R), the oral estrogen product, and the Esclim(TM) estradiol transdermal system compete in the hormone replacement therapy market. The primary competition in this market is Wyeth-Ayerst Pharmaceuticals, Inc., a division of American Home Products, which markets Premarin(R), an oral estrogen product, and Prempro(R) and Premphase(R), combination oral estrogen and progestin products. The HRT products we market also compete with HRT products marketed by Parke-Davis, a Warner Lambert Division, Solvay Pharmaceuticals, Inc., Duramed Pharmaceuticals, Inc., and others, as well as generic HRT products. The HRT products we market also compete with non-hormonal replacement therapy products marketed by Merck & Co., Inc., and Eli Lilly & Company. In addition, the Esclim(TM) estradiol transdermal system competes with estrogen and combination estrogen/progestin patch products marketed by Berlex Laboratories, Watson Laboratories, Inc., Novogyne Pharmaceuticals and Rhone-Poulenc Rorer Pharmaceuticals, Inc. The Pravachol(R) product competes with other cholesterol-lowering products marketed by Merck & Co., Inc., Parke-Davis, Pfizer, Inc., Novartis Pharmaceuticals Corporation and Bayer Corporation. Each of these competitors has substantially greater marketing, sales and financial resources than we do.

     Competition for the self-care products we offer is significant. As We Change, LLC competes with a number of catalog companies and Internet retailers focusing on self-care products. Transitions for Women(R) offers a wide range of nutritional and herbal products for midlife women and Self Care(R), Well & Good(TM), Feel Good(TM), Solutions(R) and Intellihealth HealthyHome(TM) and Harmony(TM) promote general lifestyle and personal care products. Our educational products will compete with products that have been developed by medical professionals and non-professionals alike. Our Internet site, womenfirst.com, will compete with other Internet sites focused on women's health as well as sites focused on health care issues in general, such as cbs.medscape.com, nlm.nih.gov/medlineplus, healthfinder.gov, reutershealth.com, drkoop.com, and webmd.com.

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

     Our ability to market new and existing pharmaceutical products depends in part on whether health care payors, including government authorities, private health insurers, health maintenance organizations and managed care organizations, will provide sufficient reimbursement for the products we offer. Third-party payors are increasingly challenging the prices of pharmaceutical products and demanding data to justify the inclusion of new or existing products in their formularies. Significant uncertainty exists regarding the reimbursement status of pharmaceutical products, and we cannot predict whether additional legislation or regulation affecting third-party coverage and reimbursement will be enacted in the future, or what effect such legislation or regulation would have on our business. Reimbursement may not be available for the products we offer and reimbursement granted may not be maintained. In particular, sales of the Ortho-Est(R) oral estrogen product and the Esclim(TM) estradiol transdermal system may be adversely affected by formularies that require substitution of generics on prescriptions written for these products unless the physician indicates "dispense as written" on the prescription. Moreover, limits on reimbursement available from third-party payors may reduce the demand for, or adversely affect the price of, the products we offer. The unavailability or inadequacy of third-party reimbursement for the products we offer would have a material adverse effect on our results of operations.

WE DO NOT CURRENTLY CONDUCT PHARMACEUTICAL RESEARCH AND DEVELOPMENT. THIS MAY LIMIT THE RANGE OF PRODUCTS WE OFFER.

     We do not presently conduct our own pharmaceutical research and development programs. In addition, we do not presently anticipate conducting our own discovery research for pharmaceutical products. However, we may obtain rights to develop and market a product in clinical development. If that occurs, we intend to rely on third parties to perform the development work. We may not be able to obtain arrangements for development by third parties on commercially reasonable terms, if at all, and this may limit the range of products we are able to market and distribute.

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

WE MAY BE EXPOSED TO PRODUCT AND PROFESSIONAL LIABILITY CLAIMS NOT COVERED BY INSURANCE THAT WOULD HARM OUR BUSINESS.

     We may be exposed to product or professional liability claims. Although we believe that we currently carry and intend to maintain appropriate product and professional liability insurance, we cannot guarantee that this insurance will be sufficient to cover all possible liabilities or that such insurance will continue to be available in the future at acceptable costs. A successful suit against us could have an adverse effect on our business and financial condition if the amounts involved are material.

OUR INABILITY TO OBTAIN NEW PROPRIETARY RIGHTS OR TO PROTECT AND RETAIN OUR EXISTING RIGHTS COULD IMPAIR OUR COMPETITIVE POSITION AND ADVERSELY AFFECT OUR SALES.

     We believe that the patents, trademarks, copyrights and other proprietary rights that we own or license, or that we will own or license in the future, will continue to be important to our success and competitive position. If we fail to maintain our existing rights or cannot acquire additional rights in the future, our competitive position may be harmed. Due to the length of time and expense associated with bringing new pharmaceutical products to market, there are benefits associated with acquiring or licensing products that are protected by existing patents or for which patent protection can be obtained. While some products we offer, such as the Ortho-Prefest(TM) product, the Pravachol(R) cholesterol-lowering drug and the Esclim(TM) estradiol transdermal system, incorporate patented technology, most of the self-care products we sell are not protected by patents. We have applied for registration of a number of key trademarks and intend to introduce new trademarks, service marks and brand names. We intend to take the actions that we believe are necessary to protect our proprietary rights, but we may not be successful in doing so on commercially reasonable terms, if at all. In addition, parties that license their proprietary rights to us may face challenges to their patents and other proprietary rights and may not prevail in any litigation regarding those rights. Moreover, our trademarks and the products we offer may conflict with or infringe upon the proprietary rights of third parties. If any such conflicts or infringements should arise, we would have to defend ourselves against such challenges. We also may have to obtain a license to use those proprietary rights or possibly cease using those rights altogether. Any of these events could harm our business.

MUCH OF OUR BUSINESS IS SUBJECT TO REGULATION. REGULATORY BODIES COULD IMPAIR OR ELIMINATE OUR ABILITY TO CONDUCT PORTIONS OF OUR BUSINESS.

     Many of our activities are subject to extensive regulation by one or more federal, state or local agencies. These regulatory bodies have the power to restrict or eliminate many of our business activities, and to seek civil and criminal penalties for noncompliance with applicable laws and regulations. Changes in existing laws and regulations could adversely affect our business. For further discussion of these regulatory matters, see "Item 1:
Business -- Government Regulation."

OUR FAILURE TO RETAIN THE PRINCIPAL MEMBERS OF OUR MANAGEMENT TEAM OR TO HIRE ADDITIONAL QUALIFIED EMPLOYEES WOULD ADVERSELY AFFECT OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN.

     Our success depends upon the retention of the principal members of our management, technical and marketing staff, particularly Edward F. Calesa, the Chairman of the Board, and David F. Hale, our President and Chief Executive Officer. The loss of the services of Mr. Calesa, Mr. Hale or other key members of our management team might significantly delay or prevent the achievement of our development and strategic objectives. Our co-promotion agreement with Ortho-McNeil Pharmaceutical relating to the Ortho Tri-Cyclen(R) oral contraceptive and the Ortho-Prefest(TM) oral combination hormonal replacement therapy product contains a provision that would allow Ortho-McNeil to terminate the agreement if either Mr. Calesa or Mr. Hale is no longer associated with Women First (except as a result of their death or disability). We have entered into employment contracts with Mr. Calesa and Mr. Hale. We are the beneficiaries of life insurance policies on the lives of Mr. Calesa and Mr. Hale in the amount of $2.0 million each. We do not have life insurance policies on the lives of any other members of our management team. Our success also depends on our ability to attract additional qualified employees. Companies in the pharmaceutical and health care industries compete intensely for qualified personnel. We have agreed not to solicit sales representatives from Johnson & Johnson or any of its subsidiaries or from any contractor of Ortho-McNeil Pharmaceutical, Inc. that provides a sales force that calls on physicians. Our inability to retain our existing personnel or to hire additional qualified employees would have a material adverse effect on our company.

OUR MANAGEMENT AND EXISTING STOCKHOLDERS HAVE SUBSTANTIAL CONTROL OVER OUR VOTING STOCK AND CAN MAKE DECISIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS AND OUR STOCK PRICE.

     As of February 29, 2000, Edward F. Calesa and his family members jointly beneficially own approximately 41.2% of our common stock. Johnson & Johnson Development Corporation, a subsidiary of Johnson & Johnson, owns approximately 12.2% of our common stock. Our present directors, executive officers and principal stockholders as a group beneficially own approximately 60.2% of the outstanding common stock. Accordingly, if all or certain of such stockholders were to act together, they would be able to exercise significant influence over or control the election of our Board of Directors, the management and policies of Women First and the outcome of certain corporate transactions or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

     Our directors and management, acting together, are able to prevent or effect a change in control of Women First and are able to amend certain provisions of our certificate of incorporation and bylaws at any time. The interests of this group may conflict with the interests of our other holders of common stock, and this concentration of ownership may discourage others from initiating potential merger, takeover or other change in control transactions.

THE PUBLIC MARKET FOR OUR COMMON STOCK MAY BE VOLATILE, AND THE PRICE OF OUR STOCK MAY FLUCTUATE FOR REASONS UNRELATED TO OUR OPERATING PERFORMANCE. A SIGNIFICANT DECLINE IN THE PRICE OF OUR STOCK COULD LEAD TO A CLASS ACTION LAWSUIT AGAINST US.

     The market prices and trading volumes for securities of emerging companies, like Women First, historically have been highly volatile and have experienced significant fluctuations both related and unrelated to the operating performance of those companies. The price of the common stock may fluctuate widely, depending on many factors, including factors that may cause our quarterly operating results to fluctuate as well as market expectations and other factors beyond our control. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against that company by some of its stockholders. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources, which could materially and adversely affect our results of operations and financial condition.

SALES OR THE PERCEPTION OF FUTURE SALES OF OUR COMMON STOCK MAY IMPAIR OUR STOCK PRICE.

     Sales of substantial numbers of shares of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock and make it more difficult for us to raise funds through equity offerings in the future. A substantial number of outstanding shares of common stock and shares of common stock issuable upon exercise of outstanding stock options will become available for resale in the public market at prescribed times. As of February 29, 2000, we had 17,270,552 shares of common stock outstanding. The 5,175,000 shares sold in the company's initial public offering in July 1999 are now freely tradable under the Securities Act of 1933, as amended, unless held by our "affiliates" as defined in Rule 144 under the Securities Act. The remaining 12,095,552 shares of common stock outstanding as of February 29, 2000 are now eligible for sale under Rule 144 under the Securities Act, subject to volume and other limitations. As of February 29, 2000, we had 2,256,205 shares of common stock reserved for issuance upon the exercise of stock options granted or available for grant under the Women First HealthCare Long-Term Incentive Plan and the Women First Incentive Stock Plan and 541,128 shares reserved for issuance upon exercise of outstanding warrants. Some of our stockholders have rights that entitle them to register their common stock under the Securities Act at our expense. In March 2000, our Board of Directors ratified the 1999 Non-Qualified Stock Option Plan of Women First HealthCare, Inc., and approved the reservation of 250,000 shares for issuance under this Plan.

WE HAVE IMPLEMENTED ANTI-TAKEOVER PROVISIONS THAT COULD PREVENT AN ACQUISITION OF OUR COMPANY AT A PREMIUM PRICE.

     Provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws may make it difficult for a third party to acquire us and could discourage a third party from attempting to acquire us at a premium price. These include provisions classifying our board of directors, prohibiting stockholder action by written consent and requiring advance notice for nomination of directors and stockholders' proposals. In addition, Section 203 of the Delaware General Corporation Law also imposes restrictions on mergers and other business combinations between us and any holders of 15% or more of our common stock. Moreover, our certificate of incorporation allows our board of directors to issue, without further stockholder approval, preferred stock that could have the effect of delaying, deferring or preventing a change in control. The issuance of preferred stock also could adversely affect the voting power of the holders of our common stock, including the loss of voting control to others. Our option plans provide that unvested options will become fully vested and exercisable upon a change in control of Women First. The provisions of our certificate of incorporation and bylaws, our option plans, as well as certain provisions of Delaware law, may have the effect of discouraging or preventing an acquisition, or disposition, of our business. Some of our key contracts contain provisions that would allow the other party to the agreement to terminate the agreement upon a change in control. These provisions also may diminish the opportunities for a stockholder to participate in certain tender offers, including tender offers at prices above the then-current fair market value of our common stock.

ITEM 2. PROPERTIES

     We are headquartered in facilities consisting of approximately 16,800 square feet in San Diego, California, pursuant to a lease expiring in August 2003. As We Change, LLC is headquartered in facilities consisting of approximately 12,880 square feet in San Diego, California, pursuant to a lease expiring in September 2002.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Our Common Stock, $ .001 par value per share, has traded on The Nasdaq National Market under the symbol "WFHC" since June 29, 1999. The following table sets forth the high and low sale prices for the Common Stock as reported by the Nasdaq National Market in each of the quarters of fiscal 1999 following the completion of our initial public offering.

                         PERIOD                             HIGH        LOW
                         ------                            -------    -------
Second Quarter (beginning June 29, 1999).................  $13.750    $11.000
Third Quarter............................................  $14.625    $ 6.250
Fourth Quarter...........................................  $ 9.188    $ 4.125

     As of February 29, 2000, there were 17,270,552 shares of Common Stock outstanding held by approximately 76 holders of record.

     (b) In March 1999, Women First filed a registration statement under the Securities Act of 1933 to sell up to 4.5 million shares of common stock in its Initial Public Offering ("IPO"). The effective date of the registration statement was June 28, 1999, under Commission File No. 333-74367. The offering was managed by Allen & Company Incorporated and Needham & Company, Inc. and closed on July 1, 1999 after Women First sold an aggregate of 4.5 million shares of common stock at an initial public offering price per share of $11.00. On July 21, 1999, Women First sold an additional 675,000 shares of common stock at an initial public offering price per share of $11.00 upon the underwriters' exercise in full of their over-allotment option. The IPO, including the underwriters' exercise of their over-allotment option, resulted in gross proceeds to us of $56.9 million, $4.0 million of which was applied toward the underwriting discount. Other expenses related to the offering totaled approximately $1.5 million. Our net proceeds totaled $51.4 million, all of which were deposited into our accounts in July 1999. Since the completion of our offering in July 1999, the net offering proceeds have been applied to approximately $7.5 million to repay short-term notes issued in March 1999, $750,000 to develop and acquire rights to additional products, $411,000 to purchase machinery, equipment and leasehold improvements, and $14.4 million for working capital and other general corporate purposes. John Simon, a Director of Women First, is a managing director with Allen & Company Incorporated.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The selected financial information set forth below with respect to our consolidated financial statements has been derived from our audited financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this report.

                                                                                        PERIOD FROM
                                                                                     NOVEMBER 1, 1996
                                                                                        (INCEPTION)
                                                                                          THROUGH
                                                1999          1998         1997      DECEMBER 31, 1996
                                             -----------   ----------   ----------   -----------------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations Data:
  Net revenue..............................  $    22,502   $    4,834   $       --      $       --
  Costs and expenses:
     Cost of sales.........................       12,327        2,648           --              --
     Marketing and sales...................       26,827        5,478          791              --
     General and administrative............       10,793        5,912          975              --
     Research and development..............        1,697          573           --              --
     Write-down of assets and other
       charges.............................        1,639           --           --              --
                                             -----------   ----------   ----------      ----------
          Total costs and expenses.........       53,283       14,611        1,766              --
                                             -----------   ----------   ----------      ----------
  Loss from operations.....................      (30,781)      (9,777)      (1,766)             --
  Interest income, net.....................          646          395           39              --
                                             -----------   ----------   ----------      ----------
  Net loss.................................      (30,135)      (9,382)      (1,727)             --
  Accretion of beneficial conversion
     feature related to convertible
     preferred stock.......................       (3,362)          --           --              --
                                             -----------   ----------   ----------      ----------
  Net loss available to common
     stockholders..........................  $   (33,497)  $   (9,382)  $   (1,727)     $       --
                                             ===========   ==========   ==========      ==========
  Net loss per share (basic and diluted)...  $     (2.67)  $    (1.22)  $    (0.23)     $       --
                                             ===========   ==========   ==========      ==========
  Weighted average shares used in computing
     net loss per share (basic and
     diluted)..............................   12,547,154    7,685,993    7,551,484       6,806,353
                                             ===========   ==========   ==========      ==========

                                                                   AT DECEMBER 31,
                                                         ------------------------------------
                                                          1999       1998      1997     1996
                                                         -------    -------    ----    ------
                                                                (DOLLARS IN THOUSANDS)
Consolidated Balance Sheet Data:
  Cash and cash equivalents............................  $32,719    $ 4,438    $567    $1,000
  Working capital......................................   30,499      3,364     394       967
  Total assets.........................................   43,648     12,504     776     1,033
  Total stockholders' equity...........................   36,719      8,436     531     1,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Item 1:
Business -- Risks and Uncertainties." We undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date hereof.

OVERVIEW

     Women First HealthCare is a specialty health care company dedicated to improving the health and well-being of midlife women. Our mission is to help midlife women make informed choices about their physical and emotional health and to provide pharmaceutical products, self-care products, educational programs and support systems to help midlife women improve the quality of their lives. We market these products in the United States through a number of channels including our dedicated sales force and our direct-to-consumer marketing programs through our catalog operation and the Internet. On July 1, 1999, we completed our initial public offering of 4,500,000 shares of our common stock, providing us with proceeds, net of underwriting fees and offering expenses, of approximately $44.5 million. Also, in July 1999, the underwriters exercised in full their over-allotment option, and we issued an additional 675,000 shares of common stock providing us with net proceeds of approximately $6.9 million.

RESULTS OF OPERATIONS

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

     In March 1999, we entered into a co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group relating to the Pravachol(R) cholesterol-lowering drug, and in May 1999, we entered into a co-promotion agreement with Ortho-McNeil Pharmaceutical, Inc. relating to the Ortho Tri-Cyclen(R) oral contraceptive product and Ortho-Prefest(TM), a new oral combination hormonal replacement therapy (HRT) product. We began selling and distributing the Esclim(TM) estradiol transdermal system in November 1999.

     Our product co-promotion agreements with Bristol-Myers Squibb and Ortho-McNeil Pharmaceutical require us to achieve minimum performance levels to receive compensation or to prevent contract termination. Through December 31, 1999 we did not meet the minimum performance levels required to receive compensation under the co-promotion agreement with Bristol-Myers Squibb relating to the Pravachol(R) cholesterol-lowering drug. In addition, Bristol-Myers Squibb has the right to terminate the agreement upon sixty days' prior written notice based upon our performance for the first three quarters under the agreement. Bristol-Myers Squibb has not notified us of its intent to terminate the agreement. While we are currently negotiating with Bristol Myers-Squibb to restructure our agreement in order to improve our ability to recognize revenue from our sales efforts, there can be no assurances that such negotiations will prove successful. During 1999, we offered Ortho Tri-Cyclen(R), a leading oral contraceptive, under the co-promotion agreement with Ortho-McNeil Pharmaceutical. Through December 31, 1999, we did not meet the minimum performance levels required to receive compensation under this co-promotion agreement in relation to Ortho Tri-Cyclen(R). As a result, we have not recorded revenue under this agreement through December 31, 1999. Effective as of March 31, 2000, Women First has discontinued the co-promotion of Ortho Tri-Cyclen(R). Under an amendment, which is being negotiated, Ortho Tri-Cyclen(R) will be eliminated from the co-promotion agreement but Women First will continue to co-promote Ortho-Prefest(TM).

     We have incurred significant losses since we were founded in November 1996. We had an accumulated deficit of $42.9 million as of December 31, 1999, and we expect to incur losses at least through the end of 2000. We believe that due to our limited operating history we are unable to accurately predict our future results of operations. Accordingly, our operating results should not be relied upon as an indication of future performance. We review the operating results of our business as a specialty health care company with one operating segment. The results of operations include the results of our operations since our inception and the actual results of operations of As We Change, LLC from its acquisition date on October 21, 1998 in accordance with the purchase method of accounting.

     In the third quarter of 1999, we took actions designed to enhance our ability to focus our resources on our core programs: pharmaceutical sales and marketing to obstetricians and gynecologists (OB/GYNs) and the nurse practitioners and physician's assistants focused on women's health in order to leverage the midlife woman's key medical relationships; and direct-to-consumer marketing through our catalog operation and the Internet. As a result of these actions, we recognized asset write-downs and other charges amounting to $1.6 million in 1999.

YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net Revenue. For 1999, total net revenue was $22.5 million as compared to $4.8 million for 1998. Revenue for 1999 was derived primarily from pharmaceutical product sales of the Ortho-Est(R) oral estrogen product and the Esclim(TM) estradiol transdermal system of $12.0 million, and sales from our subsidiary As We Change, LLC, a national mail-order catalog and Internet retailer of $6.8 million. In addition, in September 1999, in accordance with our co-promotion agreement with Ortho-McNeil Pharmaceutical, Inc., a related party, pursuant to which we have agreed to co-promote Ortho-Prefest(TM), an oral combination HRT product, Ortho-McNeil agreed to provide us with up to $5.5 million to be used to fund the development of an educational program with an independent provider of continuing medical education programs regarding HRT and the application of hormonal management to clinical situations. We recorded related party revenue of $2.3 million in 1999 for work completed under this contract. For 1998, revenue was derived primarily from sales of the Ortho-Est(R) oral estrogen pharmaceutical product beginning in July 1998 of $3.7 million and sales from As We Change beginning October 21, 1998 of $899,000.

     Costs and Expenses. Costs and expenses increased $38.7 million to $53.3 million for 1999 from $14.6 million for 1998. The increase in costs and expenses was due primarily to the growth in commercial operations in 1999 and the write-down of assets and other charges recognized in the third quarter 1999 discussed below.

     Cost of sales was $12.3 million, or 54.8% of net revenue, for 1999 as compared to $2.6 million, or 54.8% of net revenue, for 1998. Cost of sales consists primarily of the amounts we pay for products under supply agreements. The increase in costs was primarily due to increases in the fixed and contingent payments under our distribution agreement with Ortho-McNeil Pharmaceutical and costs incurred under our distribution and license agreement with Laboratoires Fournier S.A. regarding our distribution of the Esclim(TM) estradiol transdermal system.

     Marketing and sales expense increased $21.3 million to $26.8 million for 1999 from $5.5 million for 1998. The increase in these expenditures was primarily due to increases in the number of employees and the corresponding increased salary expense, deferred compensation and recruiting costs resulting from the establishment of a direct sales organization, the acquisition of As We Change, LLC, costs associated with our education programs including the costs of our programs focused on hormonal replacement therapy and cardiovascular health, increased travel and business entertainment expense and increased expenses for market research, product literature and professional samples.

     General and administrative expense increased $4.9 million to $10.8 million for 1999 from $5.9 million for 1998. The increase in these expenses for 1999 over the prior year was primarily due to increases in the number of employees and the increased salary expense, employee benefits expense and management incentive bonus expense, increased recruiting and relocation costs, and increased amortization expense from the purchase of intangible assets associated with the acquisition of As We Change, LLC.

     Research and development expense was $1.7 million for 1999 compared to $573,000 in 1998. Research and development expense consists primarily of salaries and payments for contracted development programs. In 1999 and 1998, we made payments of $450,000 and $275,000, respectively, for the contracted development of a patient health questionnaire and software product, the "Benefit: Risk Assessment Model." Also included in research and development expense in 1999 were costs associated with our development and license agreement with Tufts University regarding development of the line of Women First(TM) Daily Difference(TM) nutritional supplements.

     Write-down of Assets and Other Charges. In 1999, we took actions designed to enhance our ability to focus our resources on our core programs: pharmaceutical sales and marketing to obstetricians and gynecologists (OB/GYNs) and the nurse practitioners and physician's assistants focused on women's health in order to leverage the midlife woman's key medical relationships; and direct-to-consumer marketing through our catalog operation and the Internet. As a result of these actions, we recognized asset write-downs and other charges amounting to $1.6 million in 1999. These charges consisted primarily of inventory write-downs and other costs associated with the closure of the operations of Women First Pharmacy Services, Inc. and our decision to direct our sales efforts away from certain consumer activities. Included in the inventory write-downs were charges for the discontinuation of the SafeStart(TM) umbilical cord clamp/cutter product and our decision not to actively market the ViAmor(TM) vaginal moisturizer product and other self-care products through consumer channels.

     Loss from Operations. For the reasons discussed above, the loss from operations increased $21.0 million to $30.8 million for 1999 from $9.8 million for 1998.

     Interest Income (Expense), net. Interest income, net increased $252,000 to $646,000 for 1999 from $394,000 for 1998. Interest income, net consists primarily of earnings on our cash and cash equivalents and interest expense on our short-term notes issued in March 1999. The increase in interest income, net for 1999 compared to the prior year was primarily due to increased average cash balances as a result of our initial public offering in July 1999.

     Accretion of beneficial conversion feature related to convertible preferred stock. A $3.4 million charge for 1999 has been recognized as an increase of the net loss available to common stockholders equal to the intrinsic value of the beneficial conversion feature of the Series A Preferred Stock issued in February 1999. The intrinsic value in these shares of Series A Preferred Stock represents the difference between the conversion price of the Series A Preferred Stock issued in February 1999 and the fair value of our common stock at the time of issuance.

     Income Taxes. We have incurred approximately $34.0 million of net operating losses through 1999 for both federal and California tax purposes that are available to be carried forward, subject to certain change in control limitations. The federal and California tax loss carryforwards will begin to expire in 2018 and 2003, respectively, unless previously utilized. We have recognized a valuation allowance for the deferred tax asset because we are uncertain of our ability to utilize these losses in the future.

YEARS ENDED DECEMBER 31, 1998 AND 1997

     Net Revenue. For 1998, total net revenue was $4.8 million, which was derived primarily from sales of the Ortho-Est(R) oral estrogen pharmaceutical product beginning in July 1998 of $3.7 million and sales from our subsidiary As We Change, LLC, a national mail-order catalog and Internet retailer, beginning October 21, 1998 of $899,000. We were in the development stage during 1997 and recorded no revenue through March 31, 1998.

     Costs and Expenses. Costs and expenses increased $12.8 million to $14.6 million for 1998 from $1.8 million for 1997. The increase in costs and expenses was due primarily to the establishment of commercial operations in 1998 compared to limited development stage operations in 1997.

     Cost of sales was $2.6 million for 1998 as compared to none for 1997. We began to incur expenses related to sales of the Ortho-Est(R) oral estrogen product in July 1998 and the acquisition of As We Change, LLC in October 1998. We do not manufacture the products we offer. Accordingly, our cost of sales reflects amounts we pay for products under supply agreements.

     Marketing and sales expense increased $4.7 million to $5.5 million for 1998 from $791,000 for 1997 primarily due to increases in the number of employees and the corresponding increased salary expense resulting from the establishment of a direct sales organization, increased outside services for market research, recruiting, consulting and other professional fees, increased travel and business entertainment, and the acquisition of As We Change, LLC in October 1998.

     General and administrative expenses increased $4.9 million to $5.9 million for 1998 from $975,000 for 1997 primarily due to increases in the number of employees and the corresponding increased salary expense, the adoption of a management incentive bonus plan, increased outside services for consulting and other professional fees, increased occupancy costs due to the establishment of the corporate office in San Diego, increased travel and business entertainment, and increased depreciation and amortization expense from increased capital expenditures and the purchase of intangible assets associated with the acquisition of As We Change, LLC.

     Our research and development expense consists primarily of salaries and payments for contracted development programs. Research and development expense was $573,000 for 1998 compared to none in 1997. In 1998, we made payments of $275,000 for the contracted development of a patient health questionnaire and software product, the "Benefit: Risk Assessment Model."

     Loss from Operations. For the reasons discussed above, loss from operations increased $8.0 million to $9.8 million for 1998 from $1.8 million for 1997.

     Interest Income, net. Interest income increased $356,000 to $395,000 for 1998 from $39,000 for 1997 primarily due to interest income earned on the investment of unused cash proceeds from the issuance of Series A Preferred Stock.

     Income Taxes. We incurred approximately $7.8 million of net operating losses in 1998 for both federal and California tax purposes that are available to be carried forward, subject to certain change in control limitations. The federal and California tax loss carryforwards will begin to expire in 2018 and 2003, respectively, unless previously utilized. We recognized a valuation allowance for the deferred tax asset because we are uncertain of our ability to utilize these losses in the future, and we have determined that it is more likely than not that we will not generate taxable income sufficient to recover the deferred tax assets. For 1997, we were an S Corporation for federal and state income taxes. Accordingly, all losses for 1997 were passed through to the stockholders and we did not record a provision for taxes.

FACTORS AFFECTING RESULTS OF OPERATIONS

     We incurred operating losses of $30.8 million and $9.8 million in 1999 and 1998, respectively. Due to our short operating history, our revenues have varied and are difficult to forecast on a quarterly or annual basis. However, many of our expenses are fixed, especially in the short term. In particular, we are obligated to make significant minimum payments under some of our agreements, including an annual minimum purchase ($5.4 million for 2000, decreasing annually for the balance of the contract) for the Ortho-Est(R) oral estrogen product. In addition, we are an early stage company and have experienced significant increases in operating expenses associated with obtaining rights to market and distribute additional products and the expansion of our sales and marketing and general and administrative activities, and we expect that these increases will continue in the future. As a result of this variability in revenues and increased expenses, our results of operations have varied during our short operating history and we expect that they will continue to fluctuate significantly in the future. In addition, other factors may cause fluctuations in our revenues and results of operations, including the following:

     - the success of our sales force in distributing and/or co-promoting our current product line and changes in market acceptance of those products,

     - our ability to introduce new products through co-promotion or distribution agreements or otherwise,

     - legislative changes that affect our products and the way we market them and our ability to comply with new or existing regulations,

     - the amount and timing of expenditures for the expansion of our operations,

     - changes in the competitive environment that could cause us to change our pricing or marketing strategy, and

     - changes in the economic and market environment generally or in the health care industry.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, our working capital totaled $30.5 million compared to $3.4 million at December 31, 1998. Cash and cash equivalents were $32.7 million at December 31, 1999 compared to $4.4 million at December 31, 1998.

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

     Net cash used in operating activities was $25.1 million for 1999 and was $9.0 million for 1998. Net cash used in investing activities was $3.3 million for 1999 and was $2.8 million for 1998, consisting of cash payments for the acquisition of As We Change, LLC and net capital expenditures. Net cash provided by financing activities was $56.7 million for 1999 and was $15.7 million for 1998, primarily consisting of the net proceeds from the issuance of equity securities.

     For 1999, we made net capital expenditures of $2.3 million for computer equipment, development of our Internet site and acquisition of licenses and other assets including license fees associated with the Esclim(TM) estradiol transdermal sysytem and production of RENEWAL a time for you(TM), a program that we developed in conjunction with Dr. Deepak Chopra. We made net capital expenditures of $749,000 during 1998, primarily for furniture and fixtures, leasehold improvements, equipment, and licenses.

     In October 1998, we acquired all of the outstanding membership interests in As We Change, LLC. Total acquisition costs were $4.4 million, consisting of $1.8 million cash paid at acquisition date, $1.1 million deferred payment made March 31, 1999, 594,000 shares of Series B Preferred Stock (equivalent to 362,329 shares of common stock) and $107,000 of acquisition related expenses. We issued a total of 44,000 of these shares (equivalent to 26,835 shares of common stock) in April 1999 pursuant to an earn-out based on 1998 operating results of As We Change, LLC. We will be required to issue an additional 54,900 shares of common stock in April 2000 based on the 1999 operating results of As We Change, LLC.

     While we intend to continue pursuing the potential addition of a product or the acquisition of a product line, we currently have no firm commitments. In July 1999, we entered into a distribution and license agreement with Laboratoires Fournier S.A. under which we have the exclusive right (subject to exceptions) to market, use, distribute and sell the Esclim(TM) estradiol transdermal system in various dosages in the United States and Puerto Rico. The agreement requires us to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, of which $750,000 was paid in 1999 and $700,000 will be paid subject to sales objectives being reached in 2000 and 2001.

     We have experienced a substantial increase in our expenditures since our inception consistent with growth in our operations and staffing, and anticipate that this growth will continue for the next several years. Our co-promotion agreement with Ortho-McNeil Pharmaceutical required us to expand our field sales organization to at least 100 representatives in 1999 and requires us to commit at least 150 sales representatives to co-promote Ortho-Prefest(TM) under the agreement in each of 2000, 2001 and 2002. We expect that our operating expenses will continue to increase as we obtain rights to market and distribute additional products and we expand our sales and marketing activities and our educational programs for clinicians and women.

     We also are obligated to make significant minimum payments under certain of our agreements with our collaborative partners. The minimum purchase commitment for the Ortho-Est(R) oral estrogen product is $5.4 million for 2000 and decreases annually over the remaining eight-year term of the contract for an aggregate commitment of $33.4 million. We are also obligated under other agreements, other than the Fournier agreement which is described above, to make payments of $175,000 in 2000.

     We believe that based on our current performance and present plans, our existing cash balances will be sufficient to fund our operations, make planned capital expenditures and meet our minimum purchase commitments through the end of fiscal 2000. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain credit facilities. We currently do not have any lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We cannot give you any assurances that we will be able to raise any such capital on terms acceptable to Women First or at all. The extent of our needs for additional liquidity will depend on our future operating performance, which is itself dependent on a number of factors, many of which we cannot control, including prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting our business and operations.

YEAR 2000 COMPLIANCE

     In late 1999, we completed our remediation and testing of systems to become Year 2000 ready. As a result of our planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. Expenditures required to make us Year 2000 compliant were not material to our consolidated financial position or results of operations. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our distribution and license agreement with Laboratoires Fournier S.A. requires us to pay for the purchase of the Esclim(TM) estradiol transdermal product in euros. As a result, our operating results for this product are exposed to changes in exchange rates between the U.S. dollar and the European euro.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements on page F-1 below for a list of the financial statements being filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be set forth in the section headed "Proposal 1 -- Election of Directors" in Women First's definitive Proxy Statement for the Annual Meeting of Stockholders of the Company (the "Proxy Statement") which is expected to be filed not later than 120 days after the end of Women First's fiscal year ended December 31, 1999, and is incorporated in this report by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be set forth in the section headed "Executive Compensation" in Women First's definitive Proxy Statement and is incorporated in this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be set forth in the section headed "Security Ownership of Certain Beneficial Owners and Management" in Women First's definitive Proxy Statement and is incorporated in this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be set forth in the sections headed "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in Women First's definitive Proxy Statement and is incorporated in this report by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1. FINANCIAL STATEMENTS:

        See attached Index to Consolidated Financial Statements.

     2. FINANCIAL STATEMENT SCHEDULES:

          Financial statement schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes included in this Form 10-K.

     3. EXHIBITS:

     3.2(1)   Fourth Amended and Restated Certificate of Incorporation.
     3.4(1)   Second Amended and Restated Bylaws.
     4.1(2)   Form of Specimen Common Stock Certificate.
    10.1(3)   Employment Agreement dated January 8, 1998 by and between
              Women First HealthCare, Inc. and Edward F. Calesa.
    10.2(3)   Employment Agreement dated January 14, 1998 by and between
              Women First HealthCare, Inc. and David F. Hale.
    10.3(4)   Amended and Restated 1998 Long-Term Incentive Plan.
    10.4(5)   Management Incentive Compensation Plan.
    10.5(3)   Lease Agreement dated April 3, 1998 by and between Women
              First HealthCare, Inc. and Prentiss Properties Acquisition
              Partners, L.P.
    10.6(3)   Agreement dated as of July 1, 1998 between Ortho-McNeil
              Pharmaceutical Corporation and Women First HealthCare, Inc.*
    10.7(5)   Amendment No. 1 to Distribution Agreement dated as of
              November 25, 1998 between Ortho-McNeil Pharmaceutical, Inc.
              and Women First HealthCare, Inc.*
    10.8(3)   Agreement effective as of March 1, 1999 between
              Bristol-Myers Squibb and Women First HealthCare, Inc.*
    10.10(3)  Employment Agreement dated as of October 21, 1998 between
              MenoMorphosis, LLC and Julie G. Martin.
    10.11(3)  Employment Agreement dated as of October 21, 1998 between
              MenoMorphosis, LLC and Dale F. Steele.
    10.12(3)  Employment Agreement dated as of October 21, 1998 between
              MenoMorphosis, LLC and Nancy J. Casey.
    10.13(6)  Co-Promotion Agreement dated as of May 27, 1999 between
              Ortho-McNeil Pharmaceutical, Inc. and Women First
              HealthCare, Inc.*
    10.14(1)  Distribution and License Agreement dated as of July 19, 1999 between Women First HealthCare, Inc. and Laboratoires
              Fournier S.A.*
    10.15(4)  1999 Non-Qualified Stock Option Plan.
    21.1(4)   Subsidiaries.
    23.1(4)   Consent of Ernst & Young LLP.
    27.1(4)   Financial Data Schedule.

---------------
(1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(2) Incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form S-1 filed June 24, 1999.

(3) Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 12, 1999.

(4) Filed herewith.

(5) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed May 24, 1999.

(6) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed June 2, 1999.

  * Women First has been granted confidential treatment with respect to portions of this exhibit.

(b) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WOMEN FIRST HEALTHCARE, INC.

March 30, 2000

                                          By:       /s/ DAVID F. HALE
                                            ------------------------------------
                                                       David F. Hale,
                                                     President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                                                                  SIGNATURE                 TITLE
                                                                  ---------                 -----

                /s/ EDWARD F. CALESA                      Chairman of the Board and     March 30, 2000
-----------------------------------------------------             Director

                  /s/ DAVID F. HALE                     President and Chief Executive   March 30, 2000
-----------------------------------------------------       Officer and Director
                                                        (Principal Executive Officer)

                /s/ DEBRA P. CRAWFORD                  Vice President, Chief Financial  March 30, 2000
-----------------------------------------------------      Officer, Treasurer, and
                                                                  Secretary
                                                        (Principal Financial Officer
                                                          and Principal Accounting
                                                                  Officer)

               /s/ MEREDITH A. BROKAW                             Director              March 30, 2000
-----------------------------------------------------

                 /s/ GARY V. PARLIN                               Director              March 30, 2000
-----------------------------------------------------

                /s/ RICHARD L. RUBIN                              Director              March 30, 2000
-----------------------------------------------------

                   /s/ JOHN SIMON                                 Director              March 30, 2000
-----------------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Women First HealthCare, Inc.

     We have audited the accompanying consolidated balance sheets of Women First HealthCare, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Women First HealthCare, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

San Diego, California
February 18, 2000

                          WOMEN FIRST HEALTHCARE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------    -----------
Current assets:
  Cash and cash equivalents.................................  $ 32,719,263    $ 4,438,445
  Accounts receivable, net..................................     1,916,174      1,114,283
  Inventory.................................................     1,459,733      1,205,597
  Receivable from related party.............................       682,484        124,570
  Prepaid expenses and other current assets.................       649,926        548,999
                                                              ------------    -----------
          Total current assets..............................    37,427,580      7,431,894
Property and equipment, net.................................     1,035,240        690,912
Intangible assets, net......................................     3,745,110      3,922,847
Other assets................................................     1,439,629        458,010
                                                              ------------    -----------
          Total assets......................................  $ 43,647,559    $12,503,663
                                                              ============    ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,481,581    $ 1,473,674
  Payable to related party..................................       482,321             --
  Accrued salaries and employee benefits....................     1,972,889      1,307,167
  Deferred business acquisition payment.....................            --      1,059,897
  Other accrued liabilities.................................     1,991,439        227,415
                                                              ------------    -----------
          Total current liabilities.........................     6,928,230      4,068,153
Commitments
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized
     Series A convertible preferred stock, $.01 par value;
       no shares issued and outstanding at December 31, 1999
       and 1,650,000 shares issued and outstanding at
       December 31, 1998....................................            --         16,500
     Series B convertible preferred stock, $.01 par value;
       no shares issued and outstanding at December 31, 1999
       and 398,540 shares issued and outstanding and 195,460
       shares to be issued at December 31, 1998.............            --          5,940
  Common stock, $.001 par value at December 31, 1999 and
     $.01 par value at December 31, 1998; 40,000,000 shares
     authorized; 17,596,195 shares issued, 54,900 shares to
     be issued, and 17,255,878 shares outstanding at
     December 31, 1999 and 8,026,310 shares issued and
     7,685,993 shares outstanding at December 31, 1998......        17,310         76,860
  Treasury stock............................................       (99,660)       (96,597)
  Additional paid-in capital................................    80,761,285     18,430,788
  Deferred compensation.....................................    (1,080,135)      (615,598)
  Accumulated deficit.......................................   (42,879,471)    (9,382,383)
                                                              ------------    -----------
          Total stockholders' equity........................    36,719,329      8,435,510
                                                              ------------    -----------
          Total liabilities and stockholders' equity........  $ 43,647,559    $12,503,663
                                                              ============    ===========

                            See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1999           1998           1997
                                                     ------------    -----------    -----------
Net revenue........................................  $ 20,152,104    $ 4,834,196    $        --
Net revenue with related party.....................     2,349,484             --             --
                                                     ------------    -----------    -----------
                                                       22,501,588      4,834,196             --
Costs and expenses:
  Cost of sales (including purchases from related
     party of $7,532,257 and $2,027,889 for the
     years ended December 31, 1999 and December 31,
     1998).........................................    12,327,262      2,648,114             --
  Marketing and sales..............................    26,826,642      5,478,056        790,703
  General and administrative.......................    10,793,273      5,912,066        975,244
  Research and development.........................     1,696,758        572,688             --
  Write-down of assets and other charges...........     1,638,616             --             --
                                                     ------------    -----------    -----------
          Total costs and expenses.................    53,282,551     14,610,924      1,765,947
                                                     ------------    -----------    -----------
Loss from operations...............................   (30,780,963)    (9,776,728)    (1,765,947)
Interest income, net...............................       645,585        394,345         38,513
                                                     ------------    -----------    -----------
Net loss...........................................   (30,135,378)    (9,382,383)    (1,727,434)
Accretion of beneficial conversion feature related
  to convertible preferred stock...................    (3,361,710)            --             --
                                                     ------------    -----------    -----------
Net loss available to common stockholders..........  $(33,497,088)   $(9,382,383)   $(1,727,434)
                                                     ============    ===========    ===========
Net loss per share (basic and diluted).............  $      (2.67)   $     (1.22)   $     (0.23)
                                                     ============    ===========    ===========
Weighted average shares used in computing net loss
  per share (basic and diluted)....................    12,547,154      7,685,993      7,551,484
                                                     ============    ===========    ===========

                            See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 SERIES A CONVERTIBLE    SERIES B CONVERTIBLE
                                    PREFERRED STOCK        PREFERRED STOCK          COMMON STOCK                   ADDITIONAL
                                 ---------------------   --------------------   ---------------------   TREASURY     PAID-IN
                                   SHARES      AMOUNT     SHARES      AMOUNT      SHARES      AMOUNT     STOCK       CAPITAL
                                 ----------   --------   ---------   --------   ----------   --------   --------   -----------
Balance at December 31, 1996...          --   $     --         --    $    --     6,806,353   $ 68,063   $     --   $ 1,931,937
 Issuance of common stock for
   cash........................          --         --         --         --     1,219,957     12,200         --       346,278
 Purchase of treasury stock for
   cash........................          --         --         --         --      (340,317)    (3,403)   (96,597)           --
 Payment received on
   subscription receivable.....          --         --         --         --            --         --         --            --
 Net loss......................          --         --         --         --            --         --         --            --
                                 ----------   --------   --------    -------    ----------   --------   --------   -----------
Balance at December 31, 1997...          --         --         --         --     7,685,993     76,860    (96,597)    2,278,215
 Effect of change in tax status
   from S Corporation to C
   Corporation.................          --         --         --         --            --         --         --    (1,727,434)
 Issuance of Series A preferred
   stock for cash..............   1,650,000     16,500         --         --            --         --         --    15,725,657
 Issuance of Series B preferred
   stock in conjunction with
   acquisition of subsidiary...          --         --    398,540      3,985            --         --         --       956,976
 Shares to be issued of Series
   B preferred stock in
   conjunction with acquisition
   of subsidiary...............          --         --    195,460      1,955            --         --         --       469,337
 Deferred compensation related
   to stock options............          --         --         --         --            --         --         --       728,037
 Amortization of deferred
   compensation................          --         --         --         --            --         --         --            --
 Net loss......................          --         --         --         --            --         --         --            --
                                 ----------   --------   --------    -------    ----------   --------   --------   -----------
Balance at December 31, 1998...   1,650,000     16,500    594,000      5,940     7,685,993     76,860    (96,597)   18,430,788
 Issuance of Series A preferred
   stock for cash..............     550,000      5,500         --         --            --         --         --     5,280,718
 Conversion of preferred stock
   to common stock.............  (2,200,000)   (22,000)  (594,000)    (5,940)    4,388,329      4,388         --        23,552
 Issuance of common stock in
   initial public offering.....          --         --         --         --     5,175,000      5,175         --    51,399,289
 Issuance of common stock upon
   exercise of options.........          --         --         --         --         6,556          6         --         5,486
 Shares to be issued of common
   stock in conjunction with
   acquisition of subsidiary...          --         --         --         --        54,900         55         --       288,170
 Deferred compensation related
   to stock options............          --         --         --         --            --         --         --     1,624,718
 Amortization of deferred
   compensation................          --         --         --         --            --         --         --            --
 Discount on notes payable
   related to grant of common
   stock warrants..............          --         --         --         --            --         --         --       274,617
 Change in par value of common
   stock from $.01 to $.001....          --         --         --         --            --    (69,174)    (3,063)       72,237
 Net loss......................          --         --         --         --            --         --         --            --
 Accretion of beneficial
   conversion feature related
   to convertible preferred
   stock.......................          --         --         --         --            --         --         --     3,361,710
                                 ----------   --------   --------    -------    ----------   --------   --------   -----------
Balance at December 31, 1999...          --   $     --         --    $    --    17,310,778   $ 17,310   $(99,660)  $80,761,285
                                 ==========   ========   ========    =======    ==========   ========   ========   ===========


                                                                                  TOTAL
                                 SUBSCRIPTION     DEFERRED     ACCUMULATED    STOCKHOLDERS'
                                  RECEIVABLE    COMPENSATION     DEFICIT         EQUITY
                                 ------------   ------------   ------------   -------------
Balance at December 31, 1996...  $(1,000,000)   $        --    $         --   $  1,000,000
 Issuance of common stock for
   cash........................           --             --              --        358,478
 Purchase of treasury stock for
   cash........................           --             --              --       (100,000)
 Payment received on
   subscription receivable.....    1,000,000             --              --      1,000,000
 Net loss......................           --             --      (1,727,434)    (1,727,434)
                                 -----------    -----------    ------------   ------------
Balance at December 31, 1997...           --             --      (1,727,434)       531,044
 Effect of change in tax status
   from S Corporation to C
   Corporation.................           --             --       1,727,434             --
 Issuance of Series A preferred
   stock for cash..............           --             --              --     15,742,157
 Issuance of Series B preferred
   stock in conjunction with
   acquisition of subsidiary...           --             --              --        960,961
 Shares to be issued of Series
   B preferred stock in
   conjunction with acquisition
   of subsidiary...............           --             --              --        471,292
 Deferred compensation related
   to stock options............           --       (728,037)             --             --
 Amortization of deferred
   compensation................           --        112,439              --        112,439
 Net loss......................           --             --      (9,382,383)    (9,382,383)
                                 -----------    -----------    ------------   ------------
Balance at December 31, 1998...           --       (615,598)     (9,382,383)     8,435,510
 Issuance of Series A preferred
   stock for cash..............           --             --              --      5,286,218
 Conversion of preferred stock
   to common stock.............           --             --              --             --
 Issuance of common stock in
   initial public offering.....           --             --              --     51,404,464
 Issuance of common stock upon
   exercise of options.........           --             --              --          5,492
 Shares to be issued of common
   stock in conjunction with
   acquisition of subsidiary...           --             --              --        288,225
 Deferred compensation related
   to stock options............           --     (1,624,718)             --             --
 Amortization of deferred
   compensation................           --      1,160,181              --      1,160,181
 Discount on notes payable
   related to grant of common
   stock warrants..............           --             --              --        274,617
 Change in par value of common
   stock from $.01 to $.001....           --             --              --             --
 Net loss......................           --             --     (30,135,378)   (30,135,378)
 Accretion of beneficial
   conversion feature related
   to convertible preferred
   stock.......................           --             --      (3,361,710)            --
                                 -----------    -----------    ------------   ------------
Balance at December 31, 1999...  $        --    $(1,080,135)   $(42,879,471)  $ 36,719,329
                                 ===========    ===========    ============   ============

                            See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                  1999          1998          1997
                                                              ------------   -----------   -----------
OPERATING ACTIVITIES
Net loss....................................................  $(30,135,378)  $(9,382,383)  $(1,727,434)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       697,214       161,898        16,275
  Amortization of intangibles...............................       474,665        79,751         4,652
  Amortization of deferred compensation.....................     1,160,181       112,439            --
  Amortization of warrants issued with debt.................       274,617            --            --
  Write-down of assets and other charges....................     1,638,616            --            --
  Changes in operating assets and liabilities, net of effect of acquisition:
    Accounts receivable.....................................      (801,891)   (1,113,718)           --
    Inventory...............................................    (1,288,046)   (1,013,306)           --
    Receivable from related party...........................      (557,914)     (124,570)           --
    Prepaid expenses and other current assets...............      (100,927)     (230,513)      (71,251)
    Accounts payable........................................     1,007,907     1,135,189       126,374
    Payable to related party................................       482,321            --            --
    Accrued salaries and employee benefits..................       665,722     1,262,782            --
    Other accrued liabilities...............................     1,408,457        71,355       118,652
                                                              ------------   -----------   -----------
Net cash used in operating activities.......................   (25,074,456)   (9,041,076)   (1,532,732)
INVESTING ACTIVITIES
Purchases of property and equipment.........................      (658,108)     (697,068)      (81,884)
Deposit on facilities.......................................            --      (335,000)           --
Acquisition of subsidiary, net of cash acquired.............    (1,059,897)   (1,745,802)           --
Acquisition of licenses and other assets, net...............    (1,622,896)      (52,066)      (76,562)
                                                              ------------   -----------   -----------
Net cash used in investing activities.......................    (3,340,901)   (2,829,936)     (158,446)
FINANCING ACTIVITIES
Issuance of Series A preferred stock........................     5,286,218    15,742,157            --
Issuance of common stock....................................    51,409,957            --       358,478
Issuance of short-term notes payable to related parties.....     2,000,000            --            --
Issuance of short-term notes payable........................     5,490,000            --            --
Repayment of short-term notes payable to related parties....    (2,000,000)           --            --
Repayment of short-term notes payable.......................    (5,490,000)           --            --
Payment received on subscription receivable.................            --            --     1,000,000
Purchase of treasury stock..................................            --            --      (100,000)
                                                              ------------   -----------   -----------
Net cash provided by financing activities...................    56,696,175    15,742,157     1,258,478
                                                              ------------   -----------   -----------
Net increase (decrease) in cash and cash equivalents........    28,280,818     3,871,145      (432,700)
Cash and cash equivalents at beginning of the period........     4,438,445       567,300     1,000,000
                                                              ------------   -----------   -----------
Cash and cash equivalents at end of the period..............  $ 32,719,263   $ 4,438,445   $   567,300
                                                              ============   ===========   ===========
Supplemental disclosure of cash flow activities:
Interest paid...............................................  $    284,415   $        --   $        --
Supplemental schedule of non cash investing and financing
  activities:
Issuance of Series B preferred stock in conjunction with
  acquisition of subsidiary.................................  $         --   $ 1,432,253   $        --
Issuance of common stock in conjunction with acquisition of
  subsidiary................................................       288,225            --            --

                            See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business

     Women First HealthCare, Inc. is a specialty health care company dedicated to improving the health of midlife women. Offices are located in California and New Jersey. Women First HealthCare, Inc., originally incorporated under the name Healthy Living for Women, Inc., was incorporated in Delaware on November 1, 1996. Primary operations did not begin until 1997. As We Change, a national mail-order catalog and Internet retailer, and Women First Pharmacy Services, Inc., a home delivery pharmacy, are wholly owned subsidiaries of Women First HealthCare, Inc. As used herein, the "Company" collectively refers to the consolidated entity of Women First HealthCare, Inc. and its subsidiaries. On July 1, 1999, the Company completed its initial public offering. Also, in July 1999, the underwriters exercised in full their over-allotment option. See note 9.

  Principles of Consolidation

     The consolidated financial statements presented herein include the financial statements of Women First HealthCare, Inc. and the actual results of As We Change from its purchase acquisition date on October 21, 1998 (note 2) and the results of Women First Pharmacy Services, Inc. since its incorporation in September 1998. All significant intercompany transactions and balances have been eliminated in consolidation. As of December 31, 1999, all operations of Women First Pharmacy Services, Inc. had ceased.

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

  Cash and Cash Equivalents

     The Company considers all highly-liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents totaling $32,719,000 at December 31, 1999 consisted primarily of U.S. Treasury obligations held in a money market account.

  Concentration of Credit Risk

     The Company sells its pharmaceutical products primarily to established distributors and large retailers in the pharmaceutical industry. Credit is extended based on an evaluation of the customer's financial condition, and collateral generally is not required. Self-care products are typically sold to individuals for cash or payment by major credit card. Credit losses have historically been minimal. The Company is also dependent on single sources of supply for products it offers for sale and would need to obtain alternative sources if the supplier could not meet the Company's needs.

  Inventory

     Inventory is stated at the lower of cost or market and is determined on a first-in, first-out basis. The Company periodically reviews inventory for the timely identification and measurement of obsolete, slow-moving, or otherwise impaired inventory. The Company accrues for net losses on firm uncancellable purchase commitments for inventory. In 1999, the Company recognized a write-down in inventory of $1,072,000 associated with the Company's decision to discontinue certain consumer product activities. See note 7.

                          WOMEN FIRST HEALTHCARE, INC.

                               DECEMBER 31, 1999

  Long-lived Assets

     Property and equipment are stated at cost and are depreciated over the estimated useful lives of the assets, ranging from three to seven years, using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term. Costs incurred in connection with the development or purchase of certain licenses are capitalized and amortized over the estimated useful life of the license, generally five to ten years.

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured and recognized if the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset is determined to be impaired, an impairment loss to write-down the carrying value of the asset to fair value would be recognized in the period of impairment. The Company determines fair value by using quoted market prices when available. When the market price is not available an estimated fair value will be determined through other valuation techniques. In 1999, the Company recognized impairment losses of $481,000 on previously capitalized software development and production costs associated with certain consumer activities.

  Stock Options

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. SFAS 123 also permits companies to elect to continue using the implicit value accounting method specified in Accounting Principles Board Opinion No. 25 to account for stock-based compensation related to option grants to employees. The Company has elected to retain the implicit value based method for such grants, and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. Options or stock awards issued to non-employees have been determined in accordance with SFAS 123 and EITF 96-18. Deferred charges for options granted to non-employees are periodically remeasured as the options vest.

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

     The Company will accept for credit or exchange pharmaceutical products that have become unusable due to passage of the expiration date, drug recall, or discontinuance by the Company. For self-care products, the Company will issue a full refund for returned products within 60 days of delivery. In 1999, the Company had product returns of approximately $488,000.

     Contract and other revenue under the Company's co-promotion and development agreements are recognized when realized and earned based upon work performed or upon completion of certain performance requirements of the contracts, or when received if amounts are non-refundable and there are no future performance obligations. In 1999 and 1998, the Company recognized $3,149,000 and $150,000, respectively, of contract revenue which is included in net revenue in the accompanying Statements of Operations.

                          WOMEN FIRST HEALTHCARE, INC.

                               DECEMBER 31, 1999

  Catalog Costs

     Catalog production expenses are capitalized as incurred and amortized over the period the catalog generates revenue, generally eight months. Catalog production expenses of $2,105,000 and $258,000 were recorded in marketing and sales expense in the accompanying Statements of Operations in 1999 and 1998, respectively.

  Research and Development Costs

     Research and development costs are charged to expense as incurred.

  Income Taxes

     The Company provides for income taxes under the asset and liability method of Statement of Financial Accounting Standards No. 109. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

  Comprehensive Income

     Under Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," the reporting and display of comprehensive income and its components is required in the financial statements. For the periods presented in the accompanying financial statements, the Company has no items for which comprehensive loss would differ from the reported net loss.

  Segment Reporting

     Under Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information," companies are required to report descriptive and financial information about their operating segments. The Company's management approach is to review the operating results of the business as one operating segment which is a specialty health care company.

  Net Loss Per Share

     Basic net loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share, which would include additional potential common shares issued related to outstanding options, warrants and conversion of preferred stock, if dilutive, is unchanged from basic loss per share due to the Company's net losses making the effect of these common share equivalents anti-dilutive. Excluded from the determination of net loss per share are 2,687,036 and 5,748,975 potentially dilutive common shares at December 31, 1999 and December 31, 1998, respectively.

  Fair Value of Financial Instruments

     The carrying amount of accounts receivable, accounts payable, accrued salaries and employee benefits and other accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

                          WOMEN FIRST HEALTHCARE, INC.

                               DECEMBER 31, 1999

2. ACQUISITION OF AS WE CHANGE

     On October 21, 1998, the Company acquired all of the outstanding membership interests in MenoMorphosis, LLC dba As We Change. The acquisition of As We Change was accounted for as a purchase by the Company. The operations of As We Change are included in the Company's consolidated financial statements from the date of acquisition.

     A summary of the As We Change acquisition costs and allocation to the assets acquired and liabilities assumed is as follows:

Total acquisition costs:
  Cash paid at acquisition date..........................  $1,800,000
  Deferred payments made in March 1999...................   1,059,897
  Issuance of Series B Preferred Stock...................   1,432,253
  Shares to be issued of common stock as of
     December 31, 1999...................................     288,225
  Acquisition related expenses...........................     107,153
                                                           ----------
                                                           $4,687,528
                                                           ==========
Allocated to assets and liabilities as follows:
  Tangible assets acquired...............................  $  722,037
  Tangible liabilities assumed...........................    (325,332)
  Intangible assets acquired (note 6)....................   4,290,823
                                                           ----------
                                                           $4,687,528
                                                           ==========

     The Series B Preferred Stock, which subsequently converted to common stock upon the Company's initial public offering, was valued as of the acquisition date at the estimated fair value as determined by an independent valuation. The acquisition agreement provided for the holders of the preferred stock to be able to defer the receipt of certain shares of the stock until January 1999. In addition, the agreement provided for additional shares of Series B Preferred Stock (or if the Series B Preferred Stock had become subject to mandatory conversion, such number of shares of common stock as would be issued upon conversion) to be issued based upon 1998 and 1999 operating results. Based on the 1998 As We Change net revenue and operating loss, 44,000 shares of Series B Preferred Stock (subsequently converted to 26,835 shares of common stock) were earned. Based on the 1999 As We Change net revenue and operating results, 54,900 shares of common stock were earned, the value of which was $288,225 and was accounted for as an increase to goodwill in 1999.

     The following unaudited pro forma data reflect for the years ended December 31, 1998 and 1997 the combined results of operations of the Company and As We Change, subject to certain purchase accounting adjustments, as if the acquisition had occurred at the beginning of the periods:

                                                    YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                       1998           1997
                                                   ------------    -----------
Net product sales................................  $  7,281,168    $ 2,679,830
Net loss.........................................  $(10,177,805)   $(3,331,930)
Net loss per share...............................  $      (1.32)   $     (0.44)

                          WOMEN FIRST HEALTHCARE, INC.

                               DECEMBER 31, 1999

3. ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1999            1998
                                                     ------------    ------------
Trade receivables..................................   $2,494,405      $1,292,033
Allowance for doubtful accounts....................      (83,176)        (40,000)
Allowance for cash discounts, returns, rebates and
  other chargebacks................................     (495,055)       (137,750)
                                                      ----------      ----------
                                                      $1,916,174      $1,114,283
                                                      ==========      ==========

     The Company charged $845,195 and $220,383 for doubtful accounts, cash discounts, returns and rebates for the periods ending December 31, 1999 and 1998, respectively. Deductions of $444,714 and $42,633 for writeoffs and discounts taken were made during the respective periods.

4. INVENTORY

     Inventory consists of the following components:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1999            1998
                                                     ------------    ------------
Pharmaceutical products............................   $  837,462      $  415,815
Self-care products.................................      512,969         589,138
Video cassettes....................................      109,302         200,644
                                                      ----------      ----------
                                                      $1,459,733      $1,205,597
                                                      ==========      ==========

5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                          1999         1998
                                                       ----------    --------
Furniture and fixtures...............................  $  537,108    $409,602
Office equipment.....................................     768,536     379,129
Leasehold improvements...............................     192,290     122,762
                                                       ----------    --------
                                                        1,497,934     911,493
Accumulated depreciation.............................    (462,694)   (220,581)
                                                       ----------    --------
                                                       $1,035,240    $690,912
                                                       ==========    ========

                          WOMEN FIRST HEALTHCARE, INC.

                               DECEMBER 31, 1999

6. INTANGIBLE ASSETS

     Intangible asset balances and estimated lives consist of the following:

                                                      DECEMBER 31,    DECEMBER 31,
                                                          1999            1998
                                                      ------------    ------------
Trademark...............................  15 years     $1,512,546      $1,500,000
Assembled workforce.....................  10 years        170,000         170,000
Customer list...........................   3 years        580,000         580,000
Non-compete agreements..................   4 years        280,000         280,000
Goodwill................................  15 years      1,760,823       1,472,598
                                                       ----------      ----------
                                                        4,303,369       4,002,598
Accumulated amortization................                 (558,259)        (79,751)
                                                       ----------      ----------
                                                       $3,745,110      $3,922,847
                                                       ==========      ==========

     The intangible assets resulted primarily from the 1998 acquisition of As We Change as discussed in note 2. The Company also capitalizes trademark filing costs which are amortized over the estimated economic life of the trademarks, generally 15 years.

7. WRITE-DOWN OF ASSETS AND OTHER CHARGES

     In the third quarter 1999, the Company recognized a write-down of assets and other charges amounting to $1.6 million consisting primarily of inventory write-downs and other costs associated with the closure of the Company's pharmacy operations and the Company's decision to discontinue certain consumer product activities.

8. SHORT-TERM NOTES PAYABLE

     In March 1999, the Company issued $7.5 million of short-term notes and warrants to purchase 60,756 shares of common stock in a private placement. The warrants are exercisable for a period of five years with an exercise price of $9.35. The Company recorded a charge to interest expense of approximately $275,000 for these warrants which was amortized over the life of the short-term notes. The charge was determined using the Black-Scholes valuation method. In August 1999, the Company repaid $7.2 million representing all principal outstanding plus accrued interest on the short-term notes issued in March 1999, with the exception of $250,000 in principal, which was repaid in October 1999.

9. STOCKHOLDERS' EQUITY

  Common Stock

     In May 1997, the Board of Directors authorized a 5,000 for 1 stock split of the Company's common stock and changed the par value from $1.00 per share to $.01 per share. In December 1997, the Board of Directors authorized a 1.85965947 for 1 stock split of the Company's common stock. In June 1998, the Board of Directors approved a 3 for 1 stock split of the Company's common stock. In March 1999, the Board of Directors approved a .61 for 1 stock split of the Company's common stock. All share amounts in the accompanying consolidated financial statements have been restated to reflect the effects of these changes as if they had occurred as of the inception of the Company on November 1, 1996. Also in March 1999, the Board of Directors authorized a change in the Company's par value of common stock from $.01 per share to $.001 per share. In 1997, the Company acquired treasury stock from a terminated employee. No gain or loss was recorded with respect to this transaction.

                          WOMEN FIRST HEALTHCARE, INC.

                               DECEMBER 31, 1999

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

  Series A Preferred Stock

     In January and May 1998, the Company entered into an agreement to sell 2,200,000 shares of its Series A Preferred Stock at $10 per share. In January 1998, the Company issued 1,050,000 shares for net proceeds of $10.0 million. In May 1998, the Company issued an additional 50,000 shares for net proceeds of $453,000. The Company had the contractual right to issue the remaining shares at $10 per share upon the attainment of certain operational milestones.

     In October 1998, the Company attained the initial set of milestones and issued 550,000 shares of Series A Preferred Stock for net proceeds of $5.3 million. In January 1999, the subsequent milestone event was reached and in February 1999 the Company issued an additional 550,000 shares of Series A Preferred Stock for net proceeds of $5.3 million. In connection with the issuance of the Series A Preferred Stock, the Company issued warrants to purchase an aggregate of 480,372 shares of common stock at $5.46 per share, subject to certain adjustments. The warrants expire on January 8, 2005.

     The Company recorded a $3.4 million charge to equity for the intrinsic value of the beneficial conversion feature related to the February 1999 issuance of Series A Preferred Stock under the guidance of EITF D-60. The $3.4 million charge has been recognized as an increase of the net loss available to common stockholders.

     In conjunction with the completion of the Company's initial public offering on July 1, 1999, the Series A Preferred Stock automatically converted to common stock at a conversion rate of 1.83 shares of common stock for each share of Series A Preferred Stock.

  Series B Convertible Preferred Stock

     In 1998, the Company issued 398,540 shares of Series B Preferred Stock in conjunction with the acquisition of As We Change and had 195,460 shares to be issued as of December 31, 1998. The shares to be issued related to those stockholders who elected to receive Series B Preferred Stock in 1999, and for the shares of stock to be issued related to the 1998 earn-out criteria.

     In conjunction with the completion of the Company's initial public offering on July 1, 1999, each share of Series B Preferred Stock automatically converted into common stock at the Series B conversion rate of .61 shares of common stock for each share of Series B Preferred Stock.

  Stock Options

     In March 1998, the Board of Directors approved a Long Term Incentive Plan under which 1,830,000 shares of common stock were reserved for issuance upon exercise of options granted by the Company. In February 1999, the shareholders approved an increase in the number of shares available in the Long Term Incentive Plan to 2,249,985. The Long Term Incentive Plan provides for the grant of incentive and nonstatutory stock options to employees, directors, and independent consultants of the Company. The exercise price of incentive stock options must be at least equal to the fair market value on the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair market value on the date of grant. The maximum term of all options granted is ten years.

                          WOMEN FIRST HEALTHCARE, INC.

                               DECEMBER 31, 1999

     A summary of option activity is as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                          SHARES       PRICE
                                                         ---------    --------
  Granted..............................................    629,586     $ .29
  Cancelled............................................   (306,285)    $ .29
                                                         ---------     -----
Outstanding at December 31, 1997.......................    323,301     $ .29
  Granted..............................................  1,805,552     $ .84
  Cancelled............................................   (300,837)    $ .30
                                                         ---------     -----
Outstanding at December 31, 1998.......................  1,828,016     $ .83
  Granted..............................................    522,187     $6.73
  Exercised............................................     (6,556)    $ .84
  Cancelled............................................   (197,739)    $3.17
                                                         ---------     -----
Outstanding at December 31, 1999.......................  2,145,908     $2.04
                                                         =========     =====

     A summary of options outstanding at December 31, 1999 is as follows:

                               WEIGHTED AVERAGE                                     WEIGHTED AVERAGE
                   OPTIONS      REMAINING LIFE    WEIGHTED AVERAGE     OPTIONS      EXERCISE PRICE OF
EXERCISE PRICES  OUTSTANDING       IN YEARS        EXERCISE PRICE    EXERCISABLE   OPTIONS EXERCISABLE
---------------  -----------   ----------------   ----------------   -----------   -------------------
$0.29                27,450          7.33              $ 0.29           27,450           $ 0.29
$0.84             1,724,785          8.39              $ 0.84          925,465           $ 0.84
$4.81 - $7.06       225,468          9.31              $ 5.47           23,421           $ 4.83
$8.00 - $13.81      168,205          9.55              $10.03            9,956           $10.39
                  ---------          ----              ------          -------           ------
                  2,145,908          8.57              $ 2.04          986,292           $ 1.01

     Included in the options outstanding at December 31, 1999 are 27,450 options granted under a predecessor plan. No additional options are available to be granted under the predecessor plan.

     Adjusted pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the "Minimum Value" method for options pricing with the following assumptions for 1998: risk-free interest rate of 4.25%; dividend yield of 0%; and a weighted-average expected life of the options of five years. The assumptions for the period from January 1, 1999 through June 30, 1999 were: risk-free interest rate of 5.25%; dividend yield of 0%; and a weighted-average expected life of the options of five years. The Black-Scholes option pricing model was used for the period from July 1, 1999 (completion of the Company's initial public offering) through December 31, 1999 with the following assumptions: risk-free interest rate of 5.875%; dividend yield of 0%; volatility factor of 50%; and a weighted-average expected life of the options of five years.

     For purposes of the adjusted pro forma disclosures, the estimated fair value of the options are amortized to expense over the vesting period. The weighted-average fair value of options granted during 1999 and 1998 was $4.74 and $.51, respectively. The Company's adjusted pro forma information is as follows:

                                                    YEAR ENDED      YEAR ENDED
                                                   DECEMBER 31,    DECEMBER 31,
                                                       1999            1998
                                                   ------------    ------------
Adjusted pro forma net loss......................  $(33,514,695)   $(9,437,407)
Adjusted pro forma net loss per share............  $      (2.67)   $     (1.23)

                          WOMEN FIRST HEALTHCARE, INC.

                               DECEMBER 31, 1999

     The adjusted pro forma net loss and net loss per share for 1997 were not materially different than actual 1997 amounts.

  Deferred Compensation

     Through December 31, 1999, the Company recorded deferred compensation for the difference between the exercise price of stock options granted and the deemed fair value for financial statement presentation purposes of the Company's common stock at the date of grant. The deferred compensation is amortized over the vesting period of the related options which is generally four years. Gross deferred compensation recorded during the years ended December 31, 1999 and 1998 totaled $1,624,718 and $728,037, respectively, and related amortization expense totaled $1,160,181 and $112,439 in 1999 and 1998, respectively.

10. CO-PROMOTION AGREEMENT

     Effective March 1, 1999, the Company obtained the right to co-promote the cholesterol-lowering drug Pravachol(R) to OB/GYNs, primary care physicians designated as OB/GYNs by Bristol-Myers Squibb, and nurse practitioners and physician's assistants associated with OB/GYN practices pursuant to a co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group. Under the agreement, Bristol-Myers Squibb has agreed to pay specified costs associated with product samples and physician education. In addition, as compensation for services rendered, the Company will receive a percentage of net sales in excess of a baseline as set forth in the agreement. The term of the contract is for a period of three years from March 1, 1999 through March 31, 2002. Bristol-Myers Squibb may terminate the agreement early upon failure of the Company to meet certain minimums. As the Company did not attain the minimums required in the agreement and there is no certainty that such minimums will be met by the March 31, 2000 end of the first annual period, the Company did not recognize revenue in 1999 related to this agreement.

11. DISTRIBUTION AND LICENSE AGREEMENT

     On July 19, 1999, the Company entered into a distribution and license agreement with Laboratoires Fournier S.A. under which the Company has the exclusive right to market, use, distribute and sell the Esclim(TM) estradiol transdermal system. The agreement requires the Company to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, with $700,000 of this fee subject to certain sales objectives being reached. The Company is also required to pay Fournier a royalty, which includes manufacturing costs, based upon the net sales of the product. The agreement runs seven years from the date of the first commercial sale of the product which occurred on November 16, 1999.

12. RELATED PARTY AGREEMENTS AND TRANSACTIONS

     In July 1998, the Company signed an exclusive distribution agreement with Ortho-McNeil Pharmaceutical, Inc. ("Ortho") a subsidiary of Johnson & Johnson, a principal stockholder of the Company, whereby the Company would market and distribute throughout the U.S. and Puerto Rico certain pharmaceutical products to be manufactured by Ortho over a period of ten years with annual renewals available after that period. The Company makes both fixed and contingent payments to Ortho for products purchased. In addition, the Company may be required to make monthly adjustment payments to or may receive payments from Ortho based on progress toward projected annual purchases. During 1999 and 1998, $7,532,000 and $2,028,000 was charged to cost of sales and $516,000 and $170,000 was charged to marketing and sales for professional samples in the accompanying Statement of Operations for products purchased from Ortho. The agreement requires minimum payments of $5.4 million, $4.3 million, $4.2 million, $4.0 million, and $3.9 million during 2000, 2001, 2002, 2003 and 2004, respectively, and $11.6 million thereafter. Ortho may terminate the agreement on one year's notice so long as Ortho provides the Company with a one-year supply of product and

                          WOMEN FIRST HEALTHCARE, INC.

                               DECEMBER 31, 1999

uses reasonable commercial efforts to transfer to the Company the manufacturing and distribution rights to the product or upon other specific events.

     On May 27, 1999, the Company entered into a co-promotion agreement with Ortho, pursuant to which the Company agreed to co-promote Ortho Tri-Cylen(R), a leading oral contraceptive, and Ortho-Prefest(TM), a new oral combination hormonal replacement therapy (HRT) product, which received approval by the FDA in October 1999. Effective as of March 31, 2000, Women First discontinued the co-promotion of Ortho Tri-Cyclen(R). Under an amendment, which is being negotiated, Ortho Tri-Cyclen(R) will be eliminated from the co-promotion agreement but Women First will continue to co-promote Ortho-Prefest(TM). The Company does not anticipate any write-offs related to the discontinued product. Ortho will compensate the Company for sales of Ortho-Prefest(TM), the new oral combination HRT product through a compensation arrangement based on certain net sales of the product as set forth in the agreement. The agreement runs through December 31, 2002 and may be extended by the Company for one additional year if minimum sales goals are met. The Company did not recognize revenue under this agreement in 1999.

     In September 1999, in accordance with the Company's co-promotion agreement with Ortho, Ortho and the Company entered into a contract whereby the Company will manage the development of educational programs related to hormonal management. The Company recognized $2.3 million of revenue for work completed under the contract during 1999.

     On March 18, 1999, the Company issued to executive officers, directors, or principal stockholders of the Company an aggregate of $2,000,000 principal amount of short-term notes and warrants to purchase 16,224 shares of common stock. The Company repaid the notes in August 1999. See note 8.

13. COMMITMENTS

     In September 1998, the Company entered into an agreement whereby the Company is funding the development of a patient health questionnaire and software product. The Company recorded $625,000 and $275,000 of research and development expenses related to this agreement in 1999 and 1998, respectively. The Company is obligated to pay an additional $175,000 for funding of this research and development in 2000. A royalty payment based on future revenues from products utilizing the scientific research and development was established with minimum annual royalty payments over the next twelve years, which commence at $100,000 and increase by an additional $100,000 for each two-year period thereafter up to $500,000 per year.

  Leases

     The Company leases certain office space and equipment under operating leases. Lease expense was $718,000, $476,000 and $131,000 under these leases in 1999, 1998 and 1997, respectively.

     Minimum future annual obligations for operating leases for years ending after December 31, 1999 are as follows:

2000.....................................................  $  694,000
2001.....................................................     667,000
2002.....................................................     583,000
2003.....................................................     290,000
2004.....................................................       6,000
                                                           ----------
                                                           $2,240,000
                                                           ==========

                          WOMEN FIRST HEALTHCARE, INC.

                               DECEMBER 31, 1999

14. INCOME TAXES

     At December 31, 1999, the Company had federal and state tax net operating loss carryforwards of approximately $34.0 million. The federal and California tax loss carryforwards will begin to expire in 2018 and 2003, respectively, unless previously utilized. Pursuant to Internal Revenue Code Sections 382, use of the Company's net operating loss and credit carryforwards may be limited as a result of a cumulative change in ownership of more than 50% which occurred in 1999. However, the Company does not believe such limitations will have a material impact upon the utilization of these carryforwards.

     Significant components of the Company's deferred tax assets as of December 31, 1999 and 1998 are shown below. A valuation allowance has been recognized as realization of such assets is uncertain.

                                                            DECEMBER 31,
                                                     --------------------------
                                                         1999          1998
                                                     ------------   -----------
Deferred income tax assets
  Net operating losses.............................  $ 13,852,000   $ 3,380,000
  Amortization and depreciation....................       174,000       152,000
  Accruals and reserves............................     1,609,000            --
  Other, net.......................................        87,000        81,000
                                                     ------------   -----------
Total deferred tax assets..........................    15,722,000     3,613,000
Valuation allowance................................   (15,722,000)   (3,613,000)
                                                     ------------   -----------
                                                     $         --   $        --
                                                     ============   ===========