Form 10-K/A
period 1999-12-31
WOMEN FIRST HEALTHCARE INC
filed 2000-05-01
CIK 1081004

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-26487

                          WOMEN FIRST HEALTHCARE, INC.
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               13-3919601
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

    12220 EL CAMINO REAL, SUITE 400,
          SAN DIEGO, CALIFORNIA                           92130
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

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

As of February 29, 2000, 17,270,552 shares of the Company's Common Stock, $.001 par value, were outstanding.

        The following items of Women First HealthCare, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 are hereby amended. Each such item is set forth in its entirety, as amended.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Edward F. Calesa...............      58    Chairman of the Board
     David F. Hale..................      51    President, Chief Executive Officer and Director
     Debra P. Crawford..............      42    Vice President, Chief Financial Officer, Treasurer and Secretary
     Susan E. Dube..................      53    Senior Vice President
     Jeffrey W. Raser...............      39    Vice President, Professional Sales and Marketing
     Randi C. Crawford..............      31    Vice President, Educational Program Development
     Wendy S. Johnson...............      48    Vice President, Business Development
     Robert S. Plucinski............      50    Vice President, Strategic Relationships and Education
     Robert L. Jones................      55    Vice President, Human Resources and Administration
     Nancy J. Casey.................      48    Vice President, Public Relations
     Meredith A. Brokaw.............      59    Director
     Anthony P. Maris...............      66    Director
     Gary V. Parlin.................      58    Director
     Richard L. Rubin...............      70    Director
     John Simon.....................      57    Director

        Edward F. Calesa co-founded Women First in November 1996 and has served as a Director since that time. Mr. Calesa has served as Chairman of the Board of Directors since December 1996. Mr. Calesa also served as our President and Chief Executive Officer from November 1996 to January 1998. Mr. Calesa has an extensive background in innovative health care marketing. In 1971, he co-founded and served as Chairman of the Board of Health Learning Systems Inc. During his tenure at Health Learning Systems, Mr. Calesa developed working relationships with many academic medical specialists and medical organizations, including the National Institutes of Health, National Board of Medical Examiners, Educational Testing Services, Washington Business Group on Health, and Voluntary Hospitals of America and numerous pharmaceutical companies. Mr. Calesa sold Health Learning Systems in December 1988 to WPP Group, plc. From January 1989 to November 1996, Mr. Calesa served as General Partner of an investment partnership, Calesa Associates. Mr. Calesa received an M.B.A. in marketing from Fairleigh Dickinson University and a B.A. in economics from Columbia College.

        David F. Hale joined Women First as President and Chief Executive Officer in January 1998 and has served as a Director since that time. Mr. Hale served from May 1987 to November 1997 as President and Chief Executive Officer of Gensia Inc., which became Gensia Sicor Inc. (now Sicor, Inc.), and as Chairman of that company from May 1991 to November 1997. From 1986 to 1987, Mr. Hale was President and CEO of Hybritech, Inc., a division of Eli Lilly & Company. He joined Hybritech, Inc. in 1982 as Senior Vice President of Marketing and Business Development, became Executive Vice President and Chief Operating Officer in 1982 and became President in 1983. From 1981 to 1982, Mr. Hale was Vice President and General Manager of BBL Microbiology Systems, a division of Becton, Dickinson and Company, and from 1980 to 1981 he was Vice President, Sales & Marketing. From 1971 to 1980, he held various marketing management positions with Ortho Pharmaceutical Corporation, a division of Johnson & Johnson, including Director of Marketing of the Ortho Dermatological Division and Director of Product Management for Ortho Pharmaceutical Corporation. Mr. Hale also serves on the Board of Directors of Dura Pharmaceuticals, Inc., LMA North America and Metabasis Therapeutics. Mr. Hale received a B.A. in biology from Jacksonville State University.

        Debra P. Crawford joined Women First in July 1998 as Vice President, Chief Financial Officer, Treasurer and Assistant Secretary and was appointed Secretary in March 1999. From March 1997 to August 1998, Ms. Crawford was self-employed and provided financial consulting services in the capacity of acting chief financial officer or as a corporate development financial consultant. Ms. Crawford was Chief Financial Officer, Vice President, Finance and Administration, Treasurer and Secretary of

IVAC Medical Systems, Inc. from January 1995 to December 1996 and Chief Financial Officer, Vice President, Finance and Administration and Treasurer of IVAC Holdings, Inc. from January 1996 to December 1996. Ms. Crawford served as Vice President, Finance and Administration, Treasurer and Assistant Secretary of IVAC Corporation from May 1994 to December 1994. From May 1992 to May 1994, Ms. Crawford was Director of Finance and Manufacturing Controller of Advanced Cardiovascular Systems, Inc. Ms. Crawford is a CPA and holds a B.S. in business administration with an emphasis in accounting from San Diego State University. Ms. Crawford is resigning from Women First effective May 5, 2000.

        Susan E. Dube joined Women First in July 1998 as Vice President, Strategic Planning & Acquisitions and was promoted to Senior Vice President in December 1999. From October 1997 until she joined Women First, Ms. Dube was Senior Vice President, Strategy & Corporate Development for Imagyn Medical Technologies, Inc. From January 1996 to September 1997, Ms. Dube served as Vice President, Marketing and Business Development and Vice President, Business Development at Imagyn Medical, Inc. From August 1995 to December 1995, Ms. Dube served as a consultant for LifeScience Economics, Inc. during which time she consulted for Imagyn Medical, Inc. Ms. Dube also served as President and Chief Executive Officer of BioInterventions, Inc. from June 1994 to August 1995. From August 1993 to May 1994, she served as an independent consultant to a number of health care companies. From May 1991 to August 1993, she was Executive Vice President and Chief Operating Officer of Adeza Biomedical, Inc. She was employed as Vice President, Ventures at the Brigham and Women's Hospital from 1985 to 1991. Ms. Dube holds an M.B.A. from Harvard University and a B.A. in government from Simmons College.

        Jeffrey W. Raser joined Women First in March 1998 as Vice President, Professional Sales and Marketing. From January 1995 until he joined Women First, Mr. Raser was Director, Business Operations at Roche Laboratories, Inc. Mr. Raser held a number of positions at Roche Laboratories, including Director of Customer Marketing from December 1992 to December 1994, Market Segment Manager, Director of Managed Care and Entitlement Programs from January 1991 to December 1992 and Senior Regional Manager, State Government Affairs from February 1990 to January 1991. Mr. Raser worked for Lederle Laboratories as Manager, Marketing Communications from January 1988 to January 1990 and Regional Manager, State Government Relations from June 1985 to December 1987. Mr. Raser holds a B.A. in government from Franklin and Marshall College.

        Randi C. Crawford co-founded Women First and served as Vice President, Marketing Research from February 1997 to February 1998. She served as Secretary of Women First from January 1997 through March 1998. She assumed the role of Vice President, Educational Program Development in February 1998 and currently holds this position. From November 1995 until joining Women First, Ms. Crawford was a research analyst with Calesa Associates specializing in investment opportunities in health care companies. From October 1991 to November 1995, Ms. Crawford worked as a consultant engaging in the creation and production of children's television programming for Fox Television, Lifetime Television, DIC Entertainment and Saban Entertainment, Inc. Ms. Crawford received a B.A. in liberal arts from Villanova University. Ms. Crawford is the daughter of Edward
F. Calesa and is not related to Debra P. Crawford.

        Wendy S. Johnson joined Women First in July 1998 as Vice President, Business Development. From July 1994 until joining Women First, Ms. Johnson was Vice President, Corporate Development & Operations at Prizm Pharmaceuticals, currently Selective Genetics Incorporated. From July 1990 to June 1994, Ms. Johnson was Vice President, Business Development and Regulatory Affairs with Cytel Corporation. From June 1988 to June 1990, Ms. Johnson was with Synbiotics Corporation as Manager, Business Development. She worked for Coralab Research as International Affairs Administrator from 1986 to 1988. From 1976 to 1986, Ms. Johnson served as Assistant Director with the Center for Devices and Radiological Health at the Food and Drug Administration. Ms. Johnson holds an M.B.A. from Loyola University, an M.S. in clinical microbiology from the Hahnemann Medical School and a B.S. in microbiology from the University of Maryland.

        Robert S. Plucinski joined Women First in March 2000 as Vice President, Strategic Relationships and Education. Prior to joining Women First, Mr. Plucinski worked at Health Learning Systems for twelve years. During his tenure at Health Learning Systems, he held various management positions, including Executive Vice-President, Client Services, President, Disease Management Systems, President, Health Learning Systems Clinical Systems and President of Health Learning Systems. Mr. Plucinski has extensive experience in women's health care, having been involved for ten years in the contraception marketplace with Ortho-McNeil Pharmaceuticals. Mr. Plucinski's background also includes pharmaceutical advertising, clinical research and pharmaceutical sales.

Mr. Plucinski received his M.B.A. from Adelphi University, M.S. in neuroendocrine physiology from New York University, and a B.S. from Fairfield University.

        Robert L. Jones joined Women First in February 1998 as Vice President, Human Resources and Administration. From March 1996 until he joined Women First, Mr. Jones was Vice President, Human Resources and Training with Rally's Hamburgers, Inc. From June 1995 to March 1996, Mr. Jones was a partner with Dick Wray and Consultants, Inc. From January 1984 to November 1994, Mr. Jones served as the Corporate Vice President, Human Resources with Foodmaker, Inc. From 1980 to 1984, Mr. Jones served in a number of positions with General Foods Corporation including Vice President, Personnel, Theme Restaurant Division from 1980 to 1984 and Personnel Director, Foodservice Products Division from 1982 to 1984. Mr. Jones received an M.A. in personnel administration from Ball State University and a B.S. in education and speech from Ball State University.

        Nancy J. Casey joined Women First in October 1998 as Vice President, Catalog Operations and in February 1999 became Vice President, Public Relations. From August 1995 until October 1998, Ms. Casey was a Co-Chief Executive Officer of As We Change, LLC and was a co-founder of that company. From June 1985 to January 1997, Ms. Casey was the owner of Nancy Casey Public Relations. Ms. Casey was a Sales Assistant with Dale Fitzmorris from September 1990 to November 1992. From May 1987 to September 1990, she served as the Director of Public Relations with WestCom Group. Ms. Casey holds a B.A. in English from San Diego State University.

        Meredith A. Brokaw has served as a Director of Women First since March 1998. Ms. Brokaw is a business consultant and author. She was founder and President of Penny Whistle Toys, Inc. from 1978 until February 1997 when it was sold. Ms. Brokaw has written eight books relating to parenting and children's activities, which are distributed under the Penny Whistle Series label by Simon and Schuster. Currently, she is on the Board of Trustees of the Educational Broadcasting Corporation and Conservation International. Ms. Brokaw is also a Director of the Gannett Co., Inc. Ms. Brokaw holds a B.A. in English and communications from the University of South Dakota and received an Honorary Doctor of Laws Degree from St. John's University.

        Anthony P. Maris has served as a Director of Women First since April 2000 and effective April 17, 2000, Mr. Maris became our interim Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Maris joined Women First in September 1997 and served as Vice President and Chief Financial Officer from September 1997 to July 1998. He served as Vice President, Finance until
February 1999 at which time he became a consultant to Women First. Prior to joining Women First, Mr. Maris was Vice President, Treasurer, Chief Financial Officer and Director of Roberts Pharmaceutical Co. He also held various positions at Hoffman-LaRoche including that of Vice President, Chief Financial Officer and Member of the Executive Committee and Board of Directors. Mr. Maris has, for several years, served as an adjunct Professor at Rutgers Graduate School of Business and Monmouth University Graduate School of Business. He is a member of the Board of Directors of Pentegra Dental Group. Mr. Maris received a B.S. from the University of Rhode Island and an M.B.A. from New York University.

        Gary V. Parlin has served as a Director of Women First since November 1997 and a consultant from February 1998 to August 1999. Mr. Parlin retired from Johnson & Johnson in July 1997 after 33 years with that corporation. At retirement, he was a Company Group Chairman and previously had worldwide responsibility for the Cilag Pharmaceutical Group and Ortho Biotech. Mr. Parlin joined Ortho Pharmaceutical Corporation in 1964 and held a number of sales and marketing positions. In 1997, he was promoted to Vice President, Sales and Marketing and became a member of the Ortho Pharmaceutical Corporation Board of Directors at that time. In 1980, Mr. Parlin was appointed Managing Director of Ortho-Cilag Limited and in 1983 he was named President of Ortho Pharmaceuticals, Inc. Mr. Parlin was appointed to the Pharmaceutical/Diagnostics Group Operating Committee in 1985. Mr. Parlin holds a B.S. in business from California State University, San Jose.

        Richard L. Rubin, Ph.D. has served as a Director of Women First since November 1996 and held the positions of Vice President from December 1996 to March 1998, Secretary from December 1996 to January 1997 and Treasurer from December 1996 to August 1997. Mr. Rubin is President of the Dedalus Foundation, Chairman of New Dimensions in Education and a Professor of Political Science and Public Policy at Swarthmore College. Since 1968, Dr. Rubin has served as a business and investment consultant for various companies. From 1963 to 1968, Dr. Rubin was the Director of Planning & Research for United Merchants & Manufacturers, Inc. In 1957, Dr. Rubin was appointed Chairman and Chief Executive Officer of Dorman Mills where he served until 1962. Dr. Rubin holds a Ph.D. in political science from Columbia University and a B.A. in economics from Brown University.

        John Simon has served as a Director of Women First since January 1998. Mr. Simon is a Managing Director of the investment banking firm Allen & Company Incorporated, where he has been employed for over 20 years. He is on the Board of Directors of Neurogen Corporation, Advanced Technical Products, Inc. and Realty Information Group, Inc. Mr. Simon holds an M.B.A. and J.D. from Columbia University, a Ph.D. in chemical engineering from Rice University and a B.S. in chemistry from The College of William & Mary.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of ten percent or more of our common stock ("Reporting Persons") are required to report to the Securities and Exchange Commission on a timely basis the initiation of their status as a Reporting Person and any changes regarding their beneficial ownership of our common stock. Based solely on our review of such forms received by us and the written representations of our Reporting Persons, we have determined that no Reporting Person known to us was delinquent with respect to their reporting obligations as set forth in
Section 16(a) of the Exchange Act, except that Ms. Brokaw filed an Initial Statement of Beneficial Ownership of Securities on Form 3 after the effective date of our registration statement on Form S-1.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation for the years ended December 31, 1999, 1998 and 1997 received by the Chief Executive Officer and our four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the 1999 fiscal year (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                       Long-Term
                                                          Annual Compensation                         Compensation
                                        -----------------------------------------------------   --------------------------
                                                                                 Other            Shares       All Other
                                                                                 Annual         Underlying    Compensation
Name and Principal Position             Year       Salary($)      Bonus($)    Compensation($)    Options(#)        ($)
--------------------------------        ----       ---------      -------     ---------------   -----------   ------------
Edward F. Calesa, Chairman              1999        362,512       140,000        95,392(1)             --            --
  of the Board                          1998        252,308            --            --                --            --
                                        1997         66,346            --            --                --            --

David F. Hale, President and            1999        350,016       280,000         6,357(3)             --        14,532(4)
  Chief Executive Officer               1998        340,577(2)     75,000            --           805,200            --
                                        1997             --            --            --                --            --

Debra P. Crawford, Vice                 1999        187,500        26,797            --            18,300            --
  President, Chief Financial            1998         67,308(5)         --            --            45,750            --
  Officer, Treasurer & Secretary        1997             --            --            --                --            --

Susan E. Dube, Senior Vice              1999        187,500        27,179        22,007(6)         18,300            --
  President                             1998         87,500(7)     17,528            --            45,750            --
                                        1997                           --            --                              --

Jeffrey W. Raser, Vice President        1999        178,500        37,931            --            18,300            --
  Professional Sales and                1998        131,423(8)         --            --            45,750            --
  Marketing                             1997             --            --            --                --            --

----------

(1) Includes relocation expenses and related tax gross-ups paid to Mr. Calesa of $95,392 in 1999.

(2) Mr. Hale joined Women First on January 14, 1998. The amount shown in the salary column reflects amounts actually paid to Mr. Hale during 1998.

(3)    Includes an auto allowance for 1999 in the amount of $6,357 paid to Mr.
       Hale.

(4) Includes $14,532 paid to Mr. Hale for premiums paid on a personal life insurance policy on Mr. Hale's behalf.

(5) Ms. Crawford joined Women First on July 1, 1998. The amount shown in the salary column reflects amounts actually paid to Ms. Crawford during 1998.

(6) Includes relocation expenses and related tax gross-ups paid to Ms. Dube of $22,007 in 1999.

(7) Ms. Dube joined Women First on July 6, 1998. The amount shown in the salary column reflects amounts actually paid to Ms. Dube during 1998.

(8) Mr. Raser joined Women First on March 27, 1998. The amount shown in the salary column reflects amounts actually paid to Mr. Raser during 1998.

OPTION GRANTS DURING FISCAL YEAR 1999

         The following table sets forth information regarding options to purchase common stock granted during the year ended December 31, 1999 to each of the Named Executive Officers. We do not have any outstanding stock appreciation rights.

                                                                                             Potential Realizable Value
                                 Number of     % of Total                                 at Assumed Annual Rates of Stock
                                Securities       Options      Exercise or                        Price Appreciation
                                Underlying     Granted to      Base Price                         for Option Term(1)
                                 Options      Employees in     per Share    Expiration    ---------------------------------
Name                            Granted(#)   Fiscal Year(%)    ($/share)       Date        0%($)        5%($)       10%($)
----                            ----------   --------------   -----------   ----------    -------     --------     --------
Edward F. Calesa ........             --            --             --              --          --           --           --
David F. Hale ...........             --            --             --              --          --           --           --
Debra P. Crawford .......         18,300          3.78%         $4.81         2/21/09     $73,017     $174,294     $329,673
Susan E. Dube ...........         18,300          3.78%         $4.81         2/21/09     $73,017     $174,294     $329,673
Jeffrey W. Raser ........         18,300          3.78%         $4.81         2/21/09     $73,017     $174,294     $329,673

----------

(1) The potential realizable values are based on an assumption that the price of our common stock will appreciate at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These values do not take into account amounts required to be paid as income taxes under the Internal Revenue Code and any applicable state laws or option provisions providing for termination of an option following termination of employment, non-transferability or vesting. These amounts are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price growth of the shares of our common stock.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table sets forth certain information with respect to the exercise of options to purchase common stock during the year ended December 31, 1999, and the unexercised options held and the value thereof at that date, for each of the Named Executive Officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                   NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED   IN-THE-MONEY OPTIONS AT
                                       SHARES                     OPTIONS AT FISCAL YEAR    FISCAL YEAR END($)(1)
                                      ACQUIRED         VALUE       END(#) EXERCISABLE/           EXERCISABLE/
NAME                                ON EXERCISE(#)   REALIZED($)       UNEXERCISABLE             UNEXERCISABLE
----                                --------------   -----------  ----------------------   -----------------------
Edward F. Calesa.............             --              --               --                         --
David F. Hale................             --              --         538,656/266,544         $2,377,574/$1,176,499
Debra P. Crawford............             --              --          21,068/42,982              77,462/132,526
Susan E. Dube................             --              --          20,911/43,139              76,769/133,219
Jeffrey W. Raser.............             --              --          27,074/39,976              90,730/119,258

------------------

(1) Based on the closing sale price of the common stock on December 31, 1999 ($5.25), as reported by the Nasdaq National Market, less the option exercise price.

COMPENSATION OF DIRECTORS

         We reimburse Directors for their travel expenses incurred in attending meetings of the Board. Directors currently do not receive any regular fees for their services as such, although we may pay directors' fees in the future if we believe the payment of such fees is necessary or appropriate to attract and retain high-quality directors. Gary V. Parlin, a Director of Women First, served as a consultant with us through August 1999 under which Mr. Parlin received fees of $5,000 per month. Anthony P. Maris, a Director of Women First, had a consulting arrangement with us under which Mr. Maris provided part-time consulting services and received a minimum monthly consulting fee of $8,750 and reimbursement for travel expenses incurred in performing his consulting duties. Effective April 17, 2000, Mr. Maris joined Women First as Interim Vice President, Chief Financial Officer, Treasurer and Secretary. Our outside directors who are not employees of Women First also are eligible to receive stock options under our 1998 Long-Term Incentive Plan.

EMPLOYMENT AGREEMENTS

         On January 8, 1998, we entered into an employment agreement with Edward
F. Calesa, setting forth his duties, compensation, employee benefits and other terms of employment. Pursuant to this agreement, Mr. Calesa was entitled to receive a base annual salary of $150,000, which was increased by the Compensation Committee of the Board of Directors on July 16, 1998 to $350,000 per year, effective July 1, 1998. At the time of this salary increase, the Compensation Committee determined that Mr. Calesa was eligible to receive a special bonus allocation. On July 7, 1999, the Compensation Committee approved an increase in Mr. Calesa's annual base salary to $375,000. Effective April 1, 2000, the Compensation Committee approved a car allowance for Mr. Calesa in the amount of $1,000 per month. Effective May 1, 2000, Mr. Calesa agreed to a compensation reduction in the amount of $56,250.

        On January 14, 1998, we entered into an employment agreement with David
F. Hale, setting forth his duties, compensation, employee benefits and other terms of employment. Under the employment agreement, Mr. Hale is eligible to receive the following cash compensation: (i) a base annual salary of $350,000, which is subject to increase upon annual review by the Compensation Committee of the Board of Directors, (ii) a bonus for each fiscal quarter of $25,000 based upon Mr. Hale's performance, and (iii) an annual bonus in addition to his quarterly bonus based upon his participation in our Management Incentive Compensation

Plan. Under the employment agreement, we agreed to grant Mr. Hale options to purchase up to 805,200 shares of our common stock at an exercise price of $0.84 per share. Effective May 1, 2000, Mr. Hale agreed to a compensation reduction in the amount of $52,500.

COMPENSATION PLANS

        Long-Term Incentive Plan. On March 31, 1998, we adopted the Women First HealthCare 1998 Long-Term Incentive Plan (the "Plan"), in which 2,249,985 shares of common stock were reserved for issuance upon exercise of options granted to officers, employees and directors of, and consultants to, Women First. Our stockholders approved the adoption of the Plan in May 1998. The Plan permits the award of non-qualified and incentive stock options, restricted stock, stock appreciation rights, dividend equivalents, stock payments or performance awards. The Board of Directors approved an increase in the number of shares reserved for issuance under the Plan to 2,949,985 in March 2000, which is subject to shareholder approval. The principal purposes of the Plan are to attract and retain key employees, directors and independent consultants of our company and our subsidiaries and to promote the identification of their interests with those of our stockholders.

        The Plan provides for grants up to 2,949,985 shares of our common stock. As of March 31, 2000, awards have been granted (net of those grants that have been cancelled) to purchase an aggregate of 1,908,889 shares of common stock at prices ranging from $0.8361 to $ 13.813 under the Plan.

         Incentive Stock Plan. The Women First, Inc. Incentive Stock Plan (the "Incentive Plan") was adopted by the Board of Directors on May 7, 1997, and approved by our stockholders on May 7, 1997, for the benefit of our employees, directors and consultants. As of March 31, 2000, there were 27,450 shares of common stock subject to incentive stock options outstanding under the Incentive Plan. All outstanding options under the Incentive Plan have fully vested. No additional awards will be made under the Incentive Plan because it was replaced by Women First's 1998 Long-Term Incentive Plan on March 31, 1998.

        Management Incentive Compensation Plan. We adopted the Women First HealthCare Management Incentive Compensation Plan (the "MICP") to offer incentive compensation to key employees by rewarding the achievement of corporate goals and specifically measured individual goals. The MICP is governed by the Compensation Committee of the Board of Directors and administered by our President and Chief Executive Officer. The Compensation Committee, however, is responsible for approving any incentive awards to our officers and for determining and approving any incentive awards to the President and Chief Executive Officer or Chairman. Awards under the MICP are based upon the achievement of both individual and corporate objectives.

        Non-Qualified Stock Option Plan. On March 7, 2000, we adopted the 1999 Non-Qualified Stock Option Plan of Women First HealthCare, Inc. (the "1999 Plan") that was approved by the Board of Directors, in which 250,000 shares of common stock were reserved for issuance upon exercise of non-qualified stock options granted to:

        -       key employees who are not officers or directors of Women First,

        - newly hired employees who (i) have not previously been employed by us, and (ii) with respect to whom options are to be granted as an inducement to join Women First, and

        -       consultants who are not officers or directors of Women First.

In consideration for the granting of an option, the optionee must agree to remain in the employ of (or to consult for) us or any subsidiary of us for a period of at least one year after the option is granted, unless otherwise provided by the committee or the written stock option agreement. The principal purpose of the 1999 Plan is to further our growth, development and financial success by providing additional incentives to key employees and independent consultants who have been or will be given responsibility for the management or administration of our business affairs. As of March 31, 2000, we have not awarded any options under the 1999 Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Currently, Gary V. Parlin and Richard L. Rubin, both Directors of Women First, serve on the Compensation Committee of the Board of Directors. Mr. Parlin has served since March 1998 and Mr. Rubin since March 1999. Until August 1999, Mr. Parlin had a consulting agreement with us under which Mr. Parlin received a monthly consulting fee of $5,000. Mr. Parlin purchased $100,000 principal amount of short-term notes and warrants to purchase 811 shares of common stock in a private placement in March 1999. The short-term notes had an interest rate of 9% per annum, payable quarterly. All principal and unpaid interest was repaid in August 1999. The warrants are exercisable for a period of five years with an exercise price of $9.35. Mr. Rubin previously held the positions of Vice President, Secretary and Treasurer of Women First.

        From March, 1998 until March, 1999, Edward F. Calesa, the Chairman of the Board, JoAnn Heffernan Heisen, a former Director, and Gary V. Parlin served on the Compensation Committee of the Board of Directors. Mr. Calesa is an employee and receives an annual salary of $375,000 per year. He is a party to an employment agreement with us for a term of four years commencing on January 8, 1998. Mr. Calesa also purchased $340,000 principal amount of short-term notes and warrants to purchase 2,758 shares of common stock in a private placement in March 1999. Ms. Calesa-Sherman, Mr. Calesa's daughter, purchased $110,000 principal amount of short-term notes and warrants to purchase 892 shares of common stock in a private placement in March 1999.

         Ms. Heisen is the Vice President, Chief Information Officer and a member of the executive committee of Johnson & Johnson. Ms. Heisen resigned from the Board of Directors of Women First on March 19, 1999. Johnson & Johnson purchased $1.5 million principal amount of short-term notes and warrants to purchase 12,169 shares of common stock in a private placement in March 1999.

         No interlocking relationship exists between any member of the Compensation Committee and any member of any other company's Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of March 31, 2000 regarding the beneficial ownership of our common stock by (a) each person known to the Board of Directors to own beneficially 5% or more of our common stock;
(b) each director of Women First; (c) the Named Executive Officers; and (d) all directors and executive officers of Women First as a group. Information with respect to beneficial ownership has been furnished by each director, officer or 5% or more stockholder, as the case may be. The address for all executive officers and directors is c/o Women First HealthCare, Inc., 12220 El Camino Real, Suite 400, San Diego, California 92130.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of common stock issuable pursuant to the exercise of stock options or warrants that are immediately exercisable or exercisable within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                                       NUMBER OF SHARES    PERCENTAGE OF
                                                                       OF COMMON STOCK     COMMON STOCK
                                                                         BENEFICIALLY      BENEFICIALLY
NAME AND ADDRESS                                                           OWNED(1)            OWNED
----------------                                                       -----------------   -------------
Edward F. Calesa .................................................        5,286,082            30.41%
David F. Hale(2) .................................................          688,488             3.82%
Debra P. Crawford ................................................           28,843                *
Susan E. Dube ....................................................           27,531                *
Jeffrey W. Raser .................................................           40,693                *
Meredith A. Brokaw ...............................................            8,538                *
Gary V. Parlin ...................................................           37,939                *
Richard L. Rubin .................................................          183,000             1.05%
John Simon(3) ....................................................            9,112                *
Randi C. Crawford(4) .............................................        1,064,347             6.11%
Johnson & Johnson Development Corporation(5) .....................        2,137,769            12.15%
Capital Research and Management Company ..........................        1,160,000             6.67%
Executive Officers and Directors as a Group(13 persons)(6) .......        7,462,770            40.92%

-----------------

*      Less than 1%.

(1) The following table indicates those people whose total number of beneficially owned shares include shares subject to options or warrants exercisable within 60 days of March 31, 2000:

                                                                   Shares Subject to    Shares Subject to
                                                                         Options            Warrants
                                                                   -----------------    -----------------
Edward F. Calesa ...........................................                  --             2,758
David F. Hale ..............................................             621,864               324
Debra P. Crawford ..........................................              27,687                81
Susan E. Dube ..............................................              27,531                --
Jeffrey W. Raser ...........................................              30,693                --
Meredith A. Brokaw .........................................               8,538                --
Gary V. Parlin .............................................              37,128               811

Richard L. Rubin ...........................................                  --                --
John Simon .................................................               9,112                --
Randi C. Crawford ..........................................              27,450                --

(2) Includes 66,300 shares held by the David F. & Linda C. Hale Trust, of which Mr. Hale is a trustee.

(3) Excludes shares and currently exercisable warrants held by Allen & Company Incorporated and certain of its other officers and affiliates. Mr. Simon is a Managing Director of Allen & Company Incorporated, but disclaims beneficial ownership of the shares held by Allen & Company Incorporated.

(4)    Ms. Crawford is Edward F. Calesa's daughter.

(5)    Includes 218,042 shares subject to currently exercisable warrants.

(6) See note (1). Includes 24,179 shares held by Nancy J. Casey and 8,577, 25,598 and 29,762 shares subject to options exercisable within 60 days of the date of this table by Nancy J. Casey, Wendy S. Johnson and Robert
       L. Jones respectively. Includes 81 shares subject to warrants exercisable by Wendy S. Johnson.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

        In January 1999, we satisfied certain milestones that were set forth in a Series A Purchase Agreement and in February 1999 issued 550,000 shares of Series A preferred stock (equivalent to 1,006,500 shares of common stock) for total proceeds of $5.5 million.

         In the Series A preferred stock private placement, which commenced in January 1998, Edward F. Calesa, our Chairman of the Board, purchased 75,000 shares of Series A preferred stock (equivalent to 137,250 shares of common stock) for $750,000, Janice Calesa-Sherman, Mr. Calesa's daughter, purchased 25,000 shares of Series A preferred stock (equivalent to 45,750 shares of common stock) for $250,000, a trust of which David F. Hale, our President and Chief Executive Officer, is a trustee, purchased 10,000 shares of Series A preferred stock (equivalent to 18,300 shares of common stock) for $100,000, Johnson & Johnson Development Corporation purchased 900,000 shares of Series A preferred stock (equivalent to 1,647,000 shares of common stock) for $9.0 million, and Allen & Company Incorporated purchased 100,000 shares of Series A preferred stock (equivalent to 183,000 shares of common stock) for $1.0 million. We also issued warrants to purchase 205,873 shares of common stock, with an exercise price of $5.46 per share, to Johnson & Johnson Development Corporation in connection with the private placement. Allen & Company Incorporated received warrants to purchase an aggregate of 274,499 shares of common stock with an exercise price of $5.46 per share, and other customary fees and expenses, as consideration for serving as the placement agent for the private placement.

         In March 1999, Johnson & Johnson Development Corporation purchased $1.5 million principal amount of short-term notes and warrants to purchase 12,169 shares of common stock for $1.5 million. Mr. Calesa purchased $340,000 principal amount of the short-term notes and warrants to purchase 2,758 shares of common stock for $340,000. Janice Calesa-Sherman, Mr. Calesa's daughter, purchased $110,000 principal amount of the short-term notes and warrants to purchase 892 shares of common stock for $110,000. These short-term notes bear interest at a rate of 9% per annum, payable quarterly. All principal and unpaid interest was repaid in August 1999.

         In May 1999, we entered into a co-promotion agreement with Ortho-McNeil Pharmaceutical, Inc., a subsidiary of Johnson & Johnson pursuant to which we agreed to co-promote Ortho Tri-Cyclen(R), a leading oral contraceptive, and Ortho-Prefest(TM), a new oral hormonal replacement therapy product. The agreement runs through December 31, 2002 and may be extended by us for one additional year if specified sales goals are met. Effective as of March 31, 2000, we discontinued the co-promotion of Ortho Tri-Cyclen(R).

         Until August, 1999 Gary V. Parlin, a Director of Women First, had a consulting arrangement with us pursuant to which Mr. Parlin received a monthly consulting fee of $5,000. In March 1999, Mr. Parlin purchased $100,000 principal amount of the short-term notes and warrants to purchase 811 shares of common stock for $100,000.

         Until April 17, 2000, Anthony P. Maris, a Director of Women First, had a consulting arrangement with us under which Mr. Maris provided part-time consulting services and received a minimum monthly consulting fee of $8,750 and reimbursement for travel expenses incurred in performing his consulting duties.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WOMEN FIRST HEALTHCARE, INC.
May 1, 2000
                                          By: /s/ DAVID F. HALE
                                              ----------------------------------
                                              David F. Hale,
                                              President and CEO