Form 10-Q
period 2000-03-31
WOMEN FIRST HEALTHCARE INC
filed 2000-05-15
CIK 1081004

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2000

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
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

          12220 EL CAMINO REAL, SUITE 400, SAN DIEGO, CALIFORNIA 92130
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (858) 509-1171

              (Former name, former address, and former fiscal year,
                          if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of April 30, 2000, 17,413,497 shares of common stock, par value $.001 per share, were outstanding.

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

                          WOMEN FIRST HEALTHCARE, INC.

                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                                PAGE
ITEM 1  -  FINANCIAL STATEMENTS (Unaudited)

        Consolidated Balance Sheets...........................................    1
        Consolidated Statements of Operations.................................    2
        Consolidated Statements of Cash Flows.................................    3
        Notes to Consolidated Financial Statements............................    4

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............................    7

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK......................................................   12

                           PART II - OTHER INFORMATION

ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................    13

ITEM 5  -  OTHER INFORMATION ................................................    13

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K..................................    20

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                          WOMEN FIRST HEALTHCARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31,           DECEMBER 31,
                                                                               2000                 1999
                                                                           ------------         ------------
                                                                           (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                              $ 24,034,080         $ 32,719,263
    Accounts receivable, net                                                  2,734,529            1,916,174
    Inventory                                                                 1,592,772            1,459,733
    Receivable from related party                                             2,026,768              682,484
    Prepaid expenses and other current assets                                 1,121,965              649,926
                                                                           ------------         ------------
         Total current assets                                                31,510,114           37,427,580
Property and equipment, net                                                   1,019,393            1,035,240
Intangible assets, net                                                        3,621,231            3,745,110
Other assets                                                                  1,359,750            1,439,629
                                                                           ------------         ------------
         Total assets                                                      $ 37,510,488         $ 43,647,559
                                                                           ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $  2,969,484         $  2,481,581
    Payable to related party                                                  1,586,880              482,321
    Accrued salaries and employee benefits                                    2,148,256            1,972,889
    Other accrued liabilities                                                 1,832,895            1,991,439
                                                                           ------------         ------------
         Total current liabilities                                            8,537,515            6,928,230
Commitments
Stockholders' equity:
    Preferred stock, $.001 par value; 5,000,000 shares authorized                    --                   --
    Common stock, $.001 par value; 40,000,000 shares authorized;
         17,744,291 shares issued, 54,900, shares to be issued, and
         17,403,974 shares outstanding at March 31, 2000 and
         17,596,195 shares issued, 54,900 shares to be issued,
         and 17,255,878 shares outstanding at December 31, 1999                  17,457               17,310
    Treasury stock                                                              (99,660)             (99,660)
    Additional paid-in capital                                               80,784,158           80,761,285
    Deferred compensation                                                      (851,097)          (1,080,135)
    Accumulated deficit                                                     (50,877,885)         (42,879,471)
                                                                           ------------         ------------
         Total stockholders' equity                                          28,972,973           36,719,329
                                                                           ------------         ------------
         Total liabilities and stockholders' equity                        $ 37,510,488         $ 43,647,559
                                                                           ============         ============

See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                      ---------------------------------
                                                          2000                 1999
                                                      ------------         ------------
Net revenue                                           $  4,559,159         $  4,302,691
Net revenue with related party                           2,960,009                   --
                                                      ------------         ------------
                                                         7,519,168            4,302,691
Costs and expenses:
    Cost of sales (including purchases from
         related party of $932,573 and
         $1,793,274 for the three months ended
         March 31, 2000 and March 31, 1999)              2,325,711            2,782,853
    Marketing and sales                                 10,915,823            4,985,739
    General and administrative                           2,390,542            2,599,085
    Research and development                               269,282              291,540
                                                      ------------         ------------
         Total costs and expenses                       15,901,358           10,659,217
                                                      ------------         ------------
Loss from operations                                    (8,382,190)          (6,356,526)
Interest income, net                                       383,776               18,307
                                                      ------------         ------------
Net loss                                                (7,998,414)          (6,338,219)
Accretion of beneficial conversion feature
    related to convertible preferred stock                      --           (3,361,710)
                                                      ------------         ------------
Net loss available to common stockholders             $ (7,998,414)        $ (9,699,929)
                                                      ============         ============
Net loss per share (basic and diluted)                $      (0.46)        $      (1.26)
                                                      ============         ============
Weighted average shares used in computing
    net loss per share (basic and diluted)              17,371,465            7,685,993
                                                      ============         ============

See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                               ---------------------------------
                                                                   2000                 1999
                                                               ------------         ------------
OPERATING ACTIVITIES:
Net loss                                                       $ (7,998,414)        $ (6,338,219)
Adjustments to reconcile net loss to net cash used
  in operating activities
    Depreciation and amortization                                   143,988               36,525
    Amortization of intangibles                                     125,045              119,629
    Amortization of deferred compensation                           129,238              487,902
    Amortization of warrants issued with debt                            --                7,608
    Changes in operating assets and liabilities                  (1,158,432)            (891,745)
                                                               ------------         ------------
Net cash used in operating activities                            (8,758,575)          (6,578,300)

INVESTING ACTIVITIES:
Purchases of property and equipment                                 (46,481)            (116,013)
Acquisition of subsidiary                                                --           (1,059,897)
Acquisition of licenses and other assets, net                        (2,947)            (412,432)
                                                               ------------         ------------
Net cash used in investing activities                               (49,428)          (1,588,342)

FINANCING ACTIVITIES:
Issuance of Series A preferred stock                                     --            5,286,218
Issuance of common stock                                            122,820                   --
Issuance of short-term notes payable to related parties                  --            2,000,000
Issuance of short-term notes payable                                     --            5,490,000
                                                               ------------         ------------
Net cash provided by financing activities                           122,820           12,776,218
                                                               ------------         ------------

Net increase (decrease) in cash and cash equivalents             (8,685,183)           4,609,576

Cash and cash equivalents at beginning of the period             32,719,263            4,438,445
                                                               ------------         ------------
Cash and cash equivalents at end of the period                 $ 24,034,080         $  9,048,021
                                                               ============         ============


See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2000

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited financial statements of Women First HealthCare, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Principles of Consolidation and Reporting

    The consolidated financial statements presented herein include the financial statements of Women First HealthCare, Inc. and the actual results of As We Change, LLC. In 1999, the financial statements also included the results of Women First Pharmacy Services, Inc. As of December 31, 1999, all operations of Women First Pharmacy Services, Inc. had ceased. All significant intercompany transactions and balances have been eliminated in consolidation. For the periods presented in the accompanying financial statements, the Company has no items for which comprehensive loss would differ from the reported net loss. The Company's management approach is to review the operating results of the business as one operating segment which is a specialty health care company.

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

Net Loss Per Share

    Basic net loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share, which would include additional potential common shares issued related to outstanding options and warrants, if dilutive, is unchanged from basic loss per share due to the Company's net losses making the effect of these common share equivalents anti-dilutive.

2.      INVENTORY

        Inventory consists of the following components:

                                           March 31,      December 31,
                                             2000              1999
                                          ----------      ------------
            Pharmaceutical products       $  908,973       $  837,462
            Self-care products               683,799          622,271
                                          ----------       ----------
                 Total inventory          $1,592,772       $1,459,733
                                          ==========       ==========

3.      STOCK OPTIONS

    In March 2000, the Board of Directors ratified and adopted the 1999 Non-Qualified Stock Option Plan of Women First HealthCare, Inc., and approved the reservation of 250,000 shares for issuance under this Plan. The Non-Qualified Plan provides for the grant of non-statutory stock options to eligible key employees and independent consultants of the Company. The exercise price of the options may be no less than 85% of the fair market value on the date of grant, and the maximum term of the options granted is ten years. Also in March 2000, the Board of Directors approved an increase of 700,000 in the number of shares reserved for issuance under the Women First HealthCare, Inc. 1998 Long-Term Incentive Plan to 2,949,985 shares, which is subject to stockholder approval.

4.      CO-PROMOTION AGREEMENTS

    Effective March 1, 1999, the Company obtained the right to co-promote the cholesterol-lowering drug Pravachol(R) to OB/GYNs, primary care physicians designated as OB/GYNs by Bristol-Myers Squibb, and nurse practitioners and physician's assistants associated with OB/GYN practices pursuant to a co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group. Under the agreement, Bristol-Myers Squibb has agreed to pay specified costs associated with product samples and physician education. In addition, as compensation for services rendered, the Company will receive a percentage of net sales in excess of a baseline as set forth in the agreement. The term of the contract is for a period of three years from March 1, 1999 through March 31, 2002. Bristol-Myers Squibb may terminate the agreement early upon failure of the Company to meet certain minimums. As of March 31, 2000, the Company had not achieved the minimum amounts required to receive compensation under the agreement. Under an amendment effective April 1, 2000, Bristol-Myers Squibb and the Company restructured the agreement to reduce the baseline amounts, which should improve the Company's ability to achieve revenue from its sales efforts. The amendment, however, changed the group of physicians to which the Company may co-promote the Pravachol(R) product by eliminating primary care physicians designated as OB/GYNs by Bristol-Myers Squibb from the definition of Covered Physicians. In addition, the amendment also reduced from 24 months to 12 months the amount of time Bristol-Myers Squibb has to make the residual compensation payment contemplated by the agreement.

    On May 27, 1999, the Company entered into a co-promotion agreement with Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil") a subsidiary of Johnson & Johnson, a principal stockholder of the Company, pursuant to which the Company agreed to co-promote ORTHO TRI-CYCLEN(R), a leading oral contraceptive, and ORTHO-PREFEST(TM), a new oral combination hormonal replacement therapy (HRT) product, which received approval by the FDA in October 1999. Effective as of March 31, 2000, Women First and Ortho-McNeil agreed that Women First would discontinue the co-promotion of ORTHO TRI-CYCLEN(R) to focus more of the Company's selling efforts on the launch of ORTHO-PREFEST(TM). Under an amendment effective March 31, 2000, ORTHO TRI-CYCLEN(R) was discontinued from the co-promotion agreement, and Ortho-McNeil agreed to compensate Women First $1.5 million for its sales efforts through the first quarter of 2000 with respect to ORTHO TRI-CYCLEN(R). This payment was recognized as related party revenue in the first quarter 2000. In addition, Ortho-McNeil agreed to compensate Women First $500,000 for agreeing to add a provision to the agreement which prohibits the Company from marketing, promoting, selling or distributing any prescription contraceptive product or prescription hormonal replacement therapy product other than the Ortho-Est(R) and ORTHO-PREFEST(TM) products and other than an estrogen patch product (subject to specified restrictions) during the term of the agreement and the three months following the expiration of the term. This amount will be recognized as related party income on a straight-line basis over the remaining term of the agreement. There will not be any write-offs related to the discontinued product.

    Women First will continue to co-promote the ORTHO-PREFEST(TM) oral combination HRT product. Ortho-McNeil will compensate the Company for sales of ORTHO-PREFEST(TM) through a compensation arrangement based on certain net sales of the product as set forth in the agreement. The agreement runs through December 31, 2002 and may be extended by the Company for one additional year if minimum sales goals are met.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below in "Item 5:
Other Information - Factors That May Affect Future Performance" as well as those discussed in "Item 1: Business - Risks and Uncertainties" in our Annual Report on Form 10-K for the year ended December 31, 1999. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date hereof.

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

    Our product co-promotion agreements with Bristol-Myers Squibb and Ortho-McNeil require us to achieve minimum performance levels to receive compensation or to prevent contract termination. Through March 31, 2000, we did not meet the minimum performance levels required to receive compensation under the co-promotion agreement with Bristol-Myers Squibb relating to the Pravachol(R) cholesterol-lowering drug. In addition, Bristol-Myers Squibb has the right to terminate the agreement upon sixty days' prior written notice in the event we do not exceed certain minimum performance levels for two consecutive quarters or the yearly prescription minimums for one year. Under an amendment effective April 1, 2000, Bristol-Myers Squibb and Women First restructured the agreement to reduce the baseline amounts, which should improve our ability to achieve revenues from our sales efforts. Through March 31, 2000, we offered ORTHO TRI-CYCLEN(R), a leading oral contraceptive, under the co-promotion agreement with Ortho-McNeil. Effective as of March 31, 2000, Women First and Ortho-McNeil agreed that Women First would discontinue the co-promotion of ORTHO TRI-CYCLEN(R) to focus our selling efforts on the launch of ORTHO-PREFEST(TM). Under an amendment effective March 31, 2000, ORTHO TRI-CYCLEN(R) was discontinued from the co-promotion agreement, and Ortho-McNeil agreed to compensate Women First $1.5 million for our sales efforts made through the first quarter of 2000 with respect to ORTHO TRI-CYCLEN(R). We recognized this payment as related party revenue in the first quarter 2000. In addition, Ortho McNeil agreed to compensate Women First $500,000 for our agreement to add a provision to the agreement which prohibits us from marketing, promoting, selling or distributing any prescription contraceptive product or prescription hormonal replacement therapy product other than the Ortho-Est(R) and ORTHO-PREFEST(TM) products and other than an estrogen patch product

(subject to specified restrictions) during the term of the agreement and the three months following the expiration of the term. We will recognize this amount as related party income on a straight-line basis over the remaining term of the agreement.

    We have incurred significant losses since we were founded in November 1996. We had an accumulated deficit of $50.9 million as of March 31, 2000, and we expect to incur losses at least through the end of 2000. We believe that due to our limited operating history we are unable to accurately predict our future results of operations. Accordingly, our operating results should not be relied upon as an indication of future performance. We review the operating results of our business as a specialty health care company with one operating segment.

RESULTS OF OPERATIONS

    Net Revenue. For the three months ended March 31, 2000, total net revenue was $7.5 million compared to $4.3 million for the same period in 1999. Revenue for the three months ended March 31, 2000 was derived primarily from pharmaceutical product sales of $2.0 million from the Ortho-Est(R)oral estrogen product and the Esclim(TM) estradiol transdermal system, and sales from our subsidiary As We Change, LLC, a national mail-order catalog and Internet retailer of $2.3 million. In addition, we recorded related party revenue of $1.5 million for work performed under our agreement with Ortho-McNeil to develop an educational program with an independent provider of continuing medical education programs regarding HRT and the application of hormonal management to clinical situations and our co-promotion of the ORTHO-PREFEST(TM) oral combination HRT product which was launched at the end of January 2000, and $1.5 million for our sales efforts related to the ORTHO TRI-CYCLEN(R) oral contraceptive product through March 31, 2000 pursuant to the amendment to the co-promotion agreement with Ortho-McNeil. For the three months ended March 31, 1999, revenue was derived primarily from sales of the Ortho-Est(R) oral estrogen pharmaceutical product of $2.4 million and sales from As We Change of $1.6 million.

    Costs and Expenses. Costs and expenses increased $5.2 million to $15.9 million for the three months ended March 31, 2000 from $10.7 million for the three months ended March 31, 1999. The increase in costs and expenses was due primarily to the expansion of our direct field sales.

    Cost of sales was $2.3 million, or 31.0% of net revenue, for the three months ended March 31, 2000 as compared to $2.8 million, or 64.7% of net revenue, for the same period in 1999. Cost of sales consists primarily of the amounts we pay for products under supply agreements. The decrease in costs as a percentage of net revenue was primarily due to differences in the revenue mix for the first quarter of 2000 as compared to the same period in 1999.

    Marketing and sales expense was $10.9 million for the three months ended March 31, 2000 compared to $5.0 million for the three months ended March 31, 1999. The increase in these expenditures was primarily due to our expansion of the sales organization to 150 sales territories for the launch of the ORTHO-PREFEST(TM) oral combination HRT product. In addition, this increase reflects increased costs associated with our education programs focused on hormone replacement therapy, catalog production, market research, product literature and professional samples.

    General and administrative expense decreased $208,000 to $2.4 million for the three months ended March 31, 2000 from $2.6 million for the three months ended March 31, 1999. The decrease in these expenses was primarily due to decreases in recruiting, relocation and vacation costs.

    Research and development expense was $269,000 for the three months ended March 31, 2000 compared to $292,000 in the comparable period in 1999. Research and development expense consists primarily of salaries and regulatory costs associated with our product applications.

    Loss from Operations. For the reasons discussed above, the loss from operations increased $2.1 million to $8.4 million for the three months ended March 31, 2000 from $6.4 million for the three months ended March 31, 1999.

    Interest Income, net. Interest income, net increased $366,000 to $384,000 for the three months ended March 31, 2000 from $18,000 for the three months ended March 31, 1999. Interest income, net consists primarily of earnings on our cash and cash equivalents. The increase in interest income, net for the three months ended March 31, 2000 compared to the prior year was primarily due to increased average cash balances.

    Accretion of Beneficial Conversion Feature Related to Convertible Preferred Stock. In 1999, we recognized a $3.4 million charge relating to the increase in the net loss available to common stockholders equal to the intrinsic value of the beneficial conversion feature of the Series A preferred stock we issued in February 1999. The intrinsic value in these shares of Series A preferred stock represents the difference between the conversion price of the Series A preferred stock issued in February 1999 and the fair value of our common stock at the time of issuance.

FACTORS AFFECTING RESULTS OF OPERATIONS

    We incurred operating losses of $30.8 million in the year ended December 31, 1999 and $8.4 million in the three months ended March 31, 2000. Due to our short operating history, our revenues have varied and are difficult to forecast on a quarterly or annual basis. However, many of our expenses are fixed, especially in the short term. In particular, we are obligated to make significant minimum payments under some of our agreements, including an annual minimum purchase ($5.4 million for 2000, decreasing annually for the balance of the contract) for the Ortho-Est(R) oral estrogen product. In addition, we are an early stage company and have experienced significant increases in operating expenses associated with obtaining rights to market and distribute additional products and the expansion of our sales and marketing and general and administrative activities, and we expect that these increases will continue in the future. As a result of this variability in revenues and increased expenses, our results of operations have varied during our short operating history and we expect that they will continue to fluctuate significantly in the future. In addition, other factors may cause fluctuations in our revenues and results of operations, including the following:

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

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2000, our working capital totaled $23.0 million compared to $30.5 million at December 31, 1999. Cash and cash equivalents were $24.0 million at March 31, 2000 compared to $32.7 million at December 31, 1999.

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

    Net cash used in operating activities was $8.8 million for the three months ended March 31, 2000 and was $6.6 million for the same period in 1999. Net cash used in investing activities was $49,000 for the three months ended March 31, 2000 and was $1.6 million for the same period in 1999, consisting of net capital expenditures and the deferred cash payment for the acquisition of As We Change, LLC in 1999. Net cash provided by financing activities was $123,000 for the three months ended March 31, 2000 and was $12.8 million for the same period in 1999, primarily consisting of the net proceeds from the issuance of equity securities and in 1999, the issuance of short-term notes and warrants.

    For the three-month period ended March 31, 2000, we made net capital expenditures of $49,000 primarily for computer equipment. We made net capital expenditures of $528,000 during the three months ended March 31, 1999, primarily for computer equipment, development of our Internet site and acquisition of licenses and other assets including production of the Benefit:Risk Assessment Model and RENEWAL a time for you(TM), a program that we developed in conjunction with Dr. Deepak Chopra. While we intend to continue pursuing the potential addition of a product or the acquisition of a product line, we currently have no firm commitments. In July 1999, we entered into a distribution and license agreement with Laboratoires Fournier S.A. under which we have the exclusive right (subject to exceptions) to market, use, distribute and sell the Esclim(TM) estradiol transdermal system in various dosages in the United States and Puerto Rico. The agreement requires us to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, of which $750,000 was paid in 1999 and $700,000 will be paid subject to sales objectives being reached in 2000 and 2001.

    We have experienced a substantial increase in our expenditures since our inception consistent with growth, primarily in the expansion of our sales organization and in our operations and internal staffing. Our co-promotion agreement with Ortho-McNeil required us to expand our field sales organization to at least 100 representatives in 1999 and requires us to commit at least 150 sales representatives to co-promote ORTHO-PREFEST(TM) under the agreement in each of 2000, 2001 and 2002. We expect that our operating expenses will continue to increase as we obtain rights to market and distribute additional products and we expand our sales and marketing activities and our educational programs for clinicians and women.

    We also are obligated to make significant minimum payments under certain of our agreements with our collaborative partners. The minimum purchase commitment for the Ortho-Est(R) oral estrogen product is $5.4 million for 2000 and decreases annually over the remaining eight-year term of the contract for an aggregate commitment of $33.4 million.

    We believe that based on our current performance and present plans, our existing cash balances will be sufficient to fund our operations, make planned capital expenditures and meet our minimum purchase commitments through the end of fiscal 2000. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain credit facilities. We currently do not have any lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We cannot give any assurances that we will be able to raise any such capital on terms acceptable to Women First or at all. The extent of our needs for additional liquidity will depend on our future operating performance, which is itself dependent on a number of factors, many of which we cannot control, including prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting our business operations.

YEAR 2000 COMPLIANCE

    In late 1999, we completed our remediation and testing of systems. As a result of our planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. Expenditures required to make us Year 2000 compliant were not material to our consolidated financial position or results of operations. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our distribution and license agreement with Laboratoires Fournier S.A. requires us to pay for the purchase of the Esclim(TM) estradiol transdermal product in European euros. As a result, our operating results for this product are exposed to changes in exchange rates between the U.S. dollar and the European euro.

                                     PART II


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    In March 1999, Women First filed a registration statement under the Securities Act of 1933 to sell up to 4.5 million shares of common stock in its Initial Public Offering ("IPO"). The effective date of the registration statement was June 28, 1999, under Commission File No. 333-74367. The offering was managed by Allen & Company Incorporated and Needham & Company, Inc. and closed on July 1, 1999 after Women First sold an aggregate of 4.5 million shares of common stock at an initial public offering price per share of $11.00. On July 21, 1999, Women First sold an additional 675,000 shares of common stock at an initial public offering price per share of $11.00 upon the underwriters' exercise in full of their over-allotment option. The IPO, including the underwriters' exercise of their over-allotment option, resulted in gross proceeds to us of $56.9 million, $4.0 million of which was applied toward the underwriting discount. Other expenses related to the offering totaled approximately $1.5 million. Our net proceeds totaled $51.4 million, all of which were deposited into our accounts in July 1999. Since the completion of our offering in July 1999, the net offering proceeds have been applied to approximately $7.5 million to repay short-term notes issued in March 1999, $750,000 to develop and acquire rights to additional products, $457,000 to purchase machinery, equipment and leasehold improvements, and $23.1 million for working capital and other general corporate purposes. John Simon, a Director of Women First, is a managing director with Allen & Company Incorporated.

ITEM 5.  OTHER INFORMATION

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

    The following information sets forth factors that could cause our actual results to differ materially from those contained in forward looking statements we have made in this Quarterly Report and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see "Item 1: Business - Risks and Uncertainties" in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

    We have incurred significant losses since we were founded in November 1996. We have an accumulated deficit of $50.9 million through March 31, 2000, and we expect to incur losses at least through the end of 2000. Through March 31, 2000, we have generated only $34.9 million in net revenues. We may not successfully complete the transition to successful operations or profitability. Early stage companies such as ours frequently encounter problems, delays and expenses including, but not limited to, unanticipated problems and additional costs related to marketing, competition and product acquisitions and development. These problems may be beyond our control, and in any event, could adversely affect our results of operations. See "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We have embarked on an ambitious plan to provide pharmaceutical and self-care products, educational programs and support systems to clinicians and the midlife women they care for. There is a limited market awareness of our company and the products and services we offer. To be successful, we must continue to develop, coordinate and balance various elements of our business. If we fail to implement any of the key elements of our business plan, our business may not succeed.

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

    Our co-promotion agreement with Ortho-McNeil relating to the ORTHO-PREFEST(TM) oral combination hormonal replacement therapy (HRT) product, requires us to make a significant number of sales calls each year during the term of the agreement. In addition, the agreement required us to expand our field sales organization to at least 100 representatives in 1999 and requires us to commit at least 150 sales representatives to co-promote ORTHO-PREFEST(TM) in each of 2000, 2001 and 2002. Ortho-McNeil also may reduce the payments otherwise required to be paid to us under the agreement with respect to the ORTHO-PREFEST(TM) product if we do not make a specified portion of the minimum number of sales calls for that product. In addition, the agreement allows Ortho-McNeil to terminate the contract if we fail to make a specified portion of the required sales calls for three consecutive quarters. Ortho-McNeil also may terminate the agreement if there is a change of control of Women First or if either Edward F. Calesa, the Chairman of the Board, or David F. Hale, the President and Chief Executive Officer, is no longer associated with Women First (other than as a result of death or disability).

    Our copromotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group relating to the cholesterol-lowering drug Pravachol(R) provides that Bristol-Myers Squibb may terminate the agreement in the event that Pravachol(R) prescriptions written in the United States by OB/GYNs and the nurse practitioners and physician assistants in their offices do not exceed specified minimum prescription amounts. These specified minimum amounts increase quarterly in the first year and yearly from year to year thereafter. Bristol-Myers Squibb may terminate the agreement in the event that prescriptions for Pravachol(R) written by the clinicians covered by the agreement do not exceed these minimum amounts for two consecutive quarters or the yearly prescription forecasts for one year. These minimum amounts require us to achieve a significant increase over the number of prescriptions for this product historically written by the clinicians designated by the agreement and substantially exceed the baseline amounts used for purposes of calculating the performance fee under the contract. As of March 31, 2000, the end of the first year under the agreement, we had not achieved the minimum amounts required to receive compensation under the agreement. Under an amendment effective April 1, 2000, Bristol-Myers Squibb and Women First restructured the agreement to reduce the baseline amounts, which should improve our ability to achieve revenue from our sales efforts. The amendment, however, changed the group of physicians to which we may co-promote the Pravachol(R) product by eliminating primary care physicians designated as OB/GYNS by Bristol-Myers Squibb from the definition of Covered Physicians.

    In July 1999, we entered into a distribution and license agreement with Laboratories Fournier S.A. under which we have been granted the exclusive right (subject to exceptions) to market, distribute and sell the Esclim(TM) estradiol transdermal system in various dosages in the United States and Puerto Rico. The agreement requires us to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, of which $750,000 was paid in 1999. The remaining $700,000 of this fee is subject to sales objectives being reached in 2000 and 2001. Fournier may terminate the agreement if we fail to achieve certain minimum sales levels or if we fail to make certain minimum sales calls.

    Our distribution agreement for the Ortho-Est(R)oral estrogen product requires us to make minimum aggregate payments of $33.4 million to Ortho-McNeil over the remaining eight-year period of the contract, regardless of the actual sales performance of this product. Under this agreement, we are required to make minimum payments of $5.4 million during 2000. The minimum payments in future years decrease annually based on a ten-year forecast that was determined at the time the contract was executed. In addition, this agreement allows Ortho-McNeil to terminate the contract (1) upon one year's notice so long as Ortho-McNeil provides us with a one-year supply of the Ortho-Est(R)oral estrogen product and uses reasonable commercial efforts to transfer the manufacturing and distribution rights to the product to us or (2) immediately if the cost of FDA revalidation, should it become necessary, exceeds $3 million.

    We are uncertain of our ability to obtain additional financing for our future capital needs. If we are unable to obtain additional financing, we may not be able to continue to operate our business. We believe that our existing cash balances will be sufficient to meet our working capital, capital expenditure requirements and minimum purchase commitments through the end of the year 2000. Additional funding may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to curtail significantly or defer one or more of our marketing or educational programs or to limit or postpone obtaining new products through license, acquisition or co-promotion agreements. If we raise additional funds through the issuance of equity securities, the percentage ownership of our then-current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, these new securities may have certain rights, preferences and privileges senior to those of the holders of our common stock, and the terms of these debt securities could impose restrictions on our operations.

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

    Our quarterly financial results are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors, which could cause the price of our stock to decline significantly. Quarterly operating results may fluctuate significantly based on factors such as:

    - whether we achieve the minimum performance levels to receive compensation under our agreement with Bristol-Myers Squibb,

    - whether we achieve the specified sales calls to receive compensation under our agreements with Ortho-McNeil and Laboratoires Fournier,

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

Due to our short operating history and the difficulty of predicting demand for the products we offer, we are unable to accurately forecast our revenues. For example, we only recently began co-promoting the cholesterol-lowering drug Pravachol(R) and the ORTHO-PREFEST(TM) oral combination HRT product and marketing and distributing the Esclim(TM) estradiol transdermal system. Accordingly, we have little basis to estimate our revenues from these products. In addition, we plan to obtain rights to additional products and fund additional sales and marketing and general and administrative activities, all of which would increase our operating expenses. As a result, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could have a material adverse effect on our stock price.

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

    The pharmaceutical products we offer face significant competition. ORTHO-PREFEST(TM), the new oral combination HRT product, Ortho-Est(R), the oral estrogen product, and the Esclim(TM) estradiol transdermal system compete in the hormone replacement therapy market. The primary competition in this market is Wyeth-Ayerst Pharmaceuticals, Inc., a division of American Home Products, which markets Premarin(R), an oral estrogen product, and Prempro(R) and Premphase(R), combination oral estrogen and progestin products. The HRT products we market also compete with HRT products marketed by Parke-Davis, a Warner-Lambert Division, Solvay Pharmaceuticals, Inc., Duramed Pharmaceuticals, Inc., and others, as well as generic HRT products. The HRT products we market also compete with non-hormonal replacement therapy products marketed by Merck & Co., Inc. and Eli Lilly & Company. In addition, the Esclim(TM) estradiol transdermal system competes with estrogen-only patch products marketed by Berlex Laboratories, Watson Laboratories, Inc., and Novogyne Pharmaceuticals and combination estrogen/progestin patch products marketed by Rhone-Poulenc Rorer Pharmaceuticals, Inc. The Pravachol(R) product competes with other cholesterol-lowering products marketed by Merck & Co., Inc., Warner-Lambert Company, Pfizer, Inc., Novartis Pharmaceuticals Corporation and Bayer Corporation. Each of these competitors has substantially greater marketing, sales and financial resources than we do.

    Competition for the self-care products we offer is significant. As We Change, LLC competes with a number of catalog companies and Internet retailers focusing on self-care products. Transitions for Women(R) offers a range of nutritional and herbal products for midlife women and Self Care(R), Well & Good(TM), Feel Good(TM), Solutions(R), Intelihealth HealthyHome(TM) and Harmony(TM) promote general lifestyle and personal care products. Our educational products will compete with products that have been developed by medical professionals and non-professionals alike. Our Internet site, womenfirst.com, will compete with other Internet sites focused on women's health as well as sites focused on health care issues in general, such as cbs.medscape.com, nlm.nih.gov/medlineplus, healthfinder.gov, reutershealth.com, drkoop.com, and webmd.com.

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

    Our ability to market new and existing pharmaceutical products depends in part on whether health care payors, including government authorities, private health insurers, health maintenance organizations and managed care organizations, will provide sufficient reimbursement for the products we offer. Any failure to obtain reimbursement could require us to discontinue sales of a particular product and could harm our results of operations. In particular, sales of the Ortho-Est(R)oral estrogen product and the Esclim(TM) estradiol transdermal system may be adversely affected by formularies that require substitution of generics on prescriptions written for these products unless the physician indicates "dispense as written" on the prescription.

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

    Our failure to retain the principal members of our management team, particularly Edward F. Calesa, the Chairman of the Board, and David F. Hale, the President and Chief Executive Officer, or to hire additional qualified employees would adversely affect our ability to implement our business plan. We are the beneficiary of life insurance policies on the lives of Mr. Calesa and Mr. Hale in the amount of $2.0 million each. We do not have life insurance policies on the lives of any other members of our management team.

    Our management and existing stockholders will retain substantial control over our voting stock and can make decisions that could adversely affect our business and our stock price. As of April 30, 2000, Edward F. Calesa and Randi
C. Crawford jointly own approximately 36.5% of our common stock. Ms. Crawford is Mr. Calesa's daughter. Johnson & Johnson Development Corporation, a subsidiary of Johnson & Johnson, owns approximately 12.1% of our common stock. Our present directors, executive officers and principal stockholders as a group beneficially own approximately 59.9% of the outstanding common stock. Accordingly, if all or certain of such stockholders were to act together, they would be able to exercise significant influence over or control the election of our Board of Directors, the management and policies of Women First and the outcome of certain corporate transactions or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

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

    Sales of substantial numbers of shares of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock and make it more difficult for us to raise funds through equity offerings in the future. As of April 30, 2000, we had 17,413,497 shares of common stock outstanding. All of these shares are eligible for sale in the public market. An additional 2,705,949 shares of common stock are issuable upon the exercise of outstanding options and warrants, although a significant number of our outstanding options are subject to vesting.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         10.1* First Amendment to Co-promotion Agreement dated as of March 31, 2000 between Women First HealthCare, Inc. and Ortho-McNeil Pharmaceutical, Inc.

         10.2* Amendment No. 1 to the Copromotion Agreement dated as of May 11, 2000 between Women First HealthCare, Inc. and Bristol-Myers Squibb U.S. Pharmaceuticals Group

         27.1          Financial Data Schedule

    * Women First is seeking confidential treatment with respect to portions of this exhibit.

        (b) No reports on Form 8-K were filed during the three-month period ended March 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Women First HealthCare, Inc.


Date:  May 15, 2000              By: /s/ DAVID F. HALE
                                     -------------------------------------------
                                         David F. Hale
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date:  May 15, 2000              By: /s/ ANTHONY P. MARIS
                                     -------------------------------------------
                                         Anthony P. Maris
                                         Vice President, Interim Chief Financial
                                         Officer and Secretary (Principal
                                         Financial and Accounting Officer)