Form 10-Q
period 2000-06-30
WOMEN FIRST HEALTHCARE INC
filed 2000-08-14
CIK 1081004

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of July 31, 2000, 17,484,906 shares of common stock, par value $.001 per share, were outstanding.

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

                          WOMEN FIRST HEALTHCARE, INC.

                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION


ITEM 1  -  FINANCIAL STATEMENTS (Unaudited)                                   PAGE
         Consolidated Balance Sheets........................................   1
         Consolidated Statements of Operations..............................   2
         Consolidated Statements of Cash Flows..............................   3
         Notes to Consolidated Financial Statements.........................   4

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..............................   8

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK......................................................  14

                           PART II - OTHER INFORMATION

ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS........................  15

ITEM 5  -  OTHER INFORMATION ...............................................  15

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K.................................  22

                          WOMEN FIRST HEALTHCARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30,         DECEMBER 31,
                                                                            2000               1999
                                                                        ------------       ------------
                                                                        (unaudited)
 Assets
 Current assets:
     Cash and cash equivalents                                          $ 18,200,093       $ 32,719,263
     Accounts receivable, net                                              1,491,489          1,916,174
     Inventory                                                             1,149,277          1,459,733
     Receivable from related party                                           155,096            682,484
     Prepaid expenses and other current assets                               775,268            649,926
                                                                        ------------       ------------
                Total current assets                                      21,771,223         37,427,580
 Property and equipment, net                                               1,193,755          1,035,240
 Intangible assets, net                                                    3,496,126          3,745,110
 Other assets                                                              1,180,075          1,439,629
                                                                        ------------       ------------
    Total assets                                                        $ 27,641,179       $ 43,647,559
                                                                        ============       ============

 Liabilities and stockholders' equity Current liabilities:
    Accounts payable                                                    $  1,671,921       $  2,481,581
    Payable to related party                                               1,836,364            482,321
    Accrued salaries and employee benefits                                 2,058,855          1,972,889
    Other accrued liabilities                                              3,463,470          1,991,439
                                                                        ------------       ------------
                Total current liabilities                                  9,030,610          6,928,230
 Commitments
 Stockholders' equity:
    Preferred stock, $.001 par value; 5,000,000 shares authorized                  -                  -
    Common stock, $.001 par value; 40,000,000 shares authorized; 17,484,906 shares issued and outstanding at June 30, 2000, and 17,596,195 shares issued, 54,900 shares to be
    issued, and 17,255,878 shares outstanding at December 31, 1999            17,485             17,310
    Treasury stock                                                           (99,660)           (99,660)
    Additional paid-in capital                                            80,752,807         80,761,285
    Deferred compensation                                                   (518,118)        (1,080,135)
    Accumulated deficit                                                  (61,541,945)       (42,879,471)
                                                                        ------------       ------------
                Total stockholders' equity                                18,610,569         36,719,329
                                                                        ------------       ------------
                Total liabilities and stockholders' equity              $ 27,641,179       $ 43,647,559
                                                                        ============       ============

See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                    JUNE 30,                                JUNE 30,
                                                         -------------------------------       -------------------------------
                                                             2000               1999               2000               1999
                                                         ------------       ------------       ------------       ------------
Net revenue                                              $  4,510,069       $  5,064,863       $  9,069,228       $  9,367,554
Net revenue with related party                              1,316,330                  -          4,276,339                  -
                                                         ------------       ------------       ------------       ------------
                                                            5,826,399          5,064,863         13,345,567          9,367,554
Costs and expenses:
       Cost of sales (including purchases from
            related party of $2,065,587 and
            $2,998,160 for the three and six months
            ended June 30, 2000)                            4,092,202          3,461,918          6,417,913          6,244,771
       Marketing and sales                                  9,878,055          5,315,242         20,793,878         10,300,981
       General and administrative                           1,993,142          2,379,056          4,383,684          4,978,141
       Research and development                               119,075            335,131            388,357            626,671
       Restructuring charges                                  734,665                  -            734,665                  -
                                                         ------------       ------------       ------------       ------------
            Total costs and expenses                       16,817,139         11,491,347         32,718,497         22,150,564
                                                         ------------       ------------       ------------       ------------
Loss from operations                                      (10,990,740)        (6,426,484)       (19,372,930)       (12,783,010)
Interest income (expense), net                                326,680           (169,054)           710,456           (150,747)
                                                         ------------       ------------       ------------       ------------
Net loss available to common stockholders                 (10,664,060)        (6,595,538)       (18,662,474)       (12,933,757)
                                                         ============       ============       ============       ============
Net loss per share (basic and diluted)                   $      (0.61)      $      (0.83)      $      (1.07)      $      (1.65)
                                                         ============       ============       ============       ============
Weighted average shares used in computing
       net loss per share (basic and diluted)              17,479,867          7,979,015         17,425,666          7,833,313
                                                         ============       ============       ============       ============


See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                 ------------------------------
                                                                                     2000               1999
                                                                                 ------------       ------------
OPERATING ACTIVITIES
Net loss                                                                         $(18,662,474)      $(12,933,757)
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and amortization                                                       294,370            103,828
  Amortization of intangibles                                                         250,150            239,255
  Amortization of deferred compensation                                               403,357            696,745
  Amortization of warrants issued with debt                                                 -             83,579
  Write-down of assets and other charges                                                    -                  -
  Changes in operating assets and liabilities                                       3,239,567          1,111,001
  Accounts receivable                                                                 424,685           (599,728)
  Inventory                                                                           310,456         (1,116,521)
  Receivable from related party                                                       527,388         (1,383,612)
  Prepaid expenses and other current assets                                          (125,342)          (128,215)
  Accounts payable                                                                   (809,660)           622,726
  Payable to related party                                                          1,354,043                  -
  Accrued salaries and employee benefits                                               85,966            652,312
  Other accrued liabilities                                                         1,472,031          1,423,840
                                                                                 ------------       ------------
Net cash used in operating activities                                             (14,475,030)       (10,699,349)

INVESTING ACTIVITIES
Purchases of property and equipment                                                  (289,563)          (245,274)
Acquisition of subsidiary                                                                   -         (1,059,897)
Refund of deposits                                                                    108,952                  -
Acquisition of licenses and other assets, net                                         (13,886)          (888,517)
                                                                                 ------------       ------------
Net cash used in investing activities                                                (194,497)        (2,193,688)

FINANCING ACTIVITIES
Issuance of Series A preferred stock                                                        -          5,286,218
Issuance of common stock                                                              150,357                  -
Issuance of short-term notes payable to related parties                                     -          2,000,000
Issuance of short-term notes payable                                                        -          5,490,000
Repayment of short-term notes payable to related parties                                    -                  -
Repayment of short-term notes payable                                                       -                  -
                                                                                 ------------       ------------
Net cash provided by financing activities                                             150,357         12,776,218
                                                                                 ------------       ------------

Net increase (decrease) in cash and cash equivalents                              (14,519,170)          (116,819)

Cash and cash equivalents at beginning of the period                               32,719,263          4,438,445
                                                                                 ------------       ------------
Cash and cash equivalents at end of the period                                   $ 18,200,093       $  4,321,626
                                                                                 ============       ============


See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  JUNE 30, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying unaudited financial statements of Women First HealthCare, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and the six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Principles of Consolidation and Reporting

        The consolidated financial statements presented herein include the financial statements of Women First HealthCare, Inc. and the results of As We Change, LLC. In 1999, the financial statements also included the results of Women First Pharmacy Services, Inc. As of December 31, 1999, all operations of Women First Pharmacy Services, Inc. had ceased. All significant intercompany transactions and balances have been eliminated in consolidation. For the periods presented in the accompanying financial statements, the Company has no items for which comprehensive loss would differ from the reported net loss. Effective June 27, 2000, management announced a reorganization of Company activities into three separate and distinct operating divisions: pharmaceutical, consumer, and corporate marketing. Management plans to view and report operating results for these separate divisions in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." See Note 5 for a discussion of charges related to the restructuring.

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

Revenue Recognition

        The Company records sales for its pharmaceutical and self-care products at time of shipment. Adjustments to its pharmaceutical product sales are made for estimated sales discounts it offers due to wholesaler chargebacks, Medicaid-sponsored payor allowance discounts and early payment discounts.

Adjustments to self-care product sales include an estimate of returns and allowances. The Company provides for returns at the time of sale based on estimated merchandise returns.

        Contract and other revenue under the Company's co-promotion agreements are recognized when realized and earned based upon work performed or upon completion of certain performance requirements of the contracts.

Net Loss Per Share

        Basic and diluted net loss per share are calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Common stock equivalent shares, composed of shares of common stock issuable upon the exercise of stock options and warrants, are not included in the diluted net loss per share as this would reduce the net loss per share.

2. INVENTORY

        Inventory consists of the following components:


                                     June 30,      December 31,
                                       2000            1999
                                    ----------      ----------
Pharmaceutical products             $  600,252      $  837,462
Self-care products                     549,025         622,271
                                    ----------      ----------
     Total inventory                $1,149,277      $1,459,733
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

Bristol-Meyers Squibb

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

        Under an amendment effective April 1, 2000, Bristol-Myers Squibb and the Company restructured the agreement to reduce the baseline amounts. The amendment changed the group of physicians to which the Company may co-promote the Pravachol(R) product by eliminating primary care physicians designated as OB/GYNs by Bristol-Myers Squibb from the definition of Covered Physicians. In addition, the amendment also reduced from 24 months to 12 months the amount of time Bristol-Myers Squibb has to make the residual compensation payment contemplated by the agreement.

        Prior to the three-month period ended June 30, 2000, the Company had not met the minimum requirements necessary to record any revenue under the agreement. As of June 30, 2000, the Company had met the minimum requirements required to receive compensation under the agreement, and recorded revenue of $121,000 during the three-month period ended June 30, 2000. Based upon the results of our selling efforts during the period ended June 30, 2000, the Company has entered into discussions with Bristol-Myers to revise the agreement to improve the Company's revenue opportunities. If these discussions do not result in terms more favorable to the Company, the Company may not continue to promote Pravachol(R).

Ortho-McNeil Pharmaceuticals, Inc.

        On May 27, 1999, the Company entered into a co-promotion agreement with Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil") a subsidiary of Johnson & Johnson, a principal stockholder of the Company, pursuant to which the Company agreed to co-promote ORTHO TRI-CYCLEN(R), a leading oral contraceptive, and ORTHO-PREFEST(TM), a new oral combination hormonal replacement therapy (HRT) product, which received approval by the FDA in October 1999 and was launched in January 2000.

        Effective as of March 31, 2000, Women First and Ortho-McNeil agreed that Women First would discontinue the co-promotion of ORTHO TRI-CYCLEN(R) to focus more of the Company's selling efforts on the launch of ORTHO-PREFEST(TM). Under an amendment to the co-promotion agreement, ORTHO TRI-CYCLEN(R) was discontinued from the co-promotion agreement, and Ortho-McNeil agreed to compensate Women First $1.5 million for its sales efforts through the first quarter of 2000 with respect to ORTHO TRI-CYCLEN(R). This payment was recognized as related party revenue in March 2000. In addition, Ortho-McNeil agreed to compensate Women First $500,000 for agreeing to add a provision to the agreement which prohibits the Company from marketing, promoting, selling or distributing any prescription contraceptive product or prescription hormonal replacement therapy product other than the ORTHO-EST(R) and ORTHO-PREFEST(TM) products and other than an estrogen patch product (subject to specified restrictions) during the term of the agreement and the three months following the expiration of the term. This amount will be recognized as related party income on a straight-line basis over the remaining term of the agreement. There were no write-offs related to the discontinued product.

        Women First is continuing to co-promote ORTHO-PREFEST(TM) , the oral combination HRT product. Ortho-McNeil will compensate the Company for sales of ORTHO-PREFEST(TM) through a compensation arrangement based on certain net sales of the product as set forth in the agreement. The agreement runs through December 31, 2002 and may be extended by the Company for one additional year if minimum sales goals are met, but may be terminated earlier by Ortho-McNeil in the event certain minimum performance goals are not met. Effective June 27, 2000, the Company reduced its sales force as part of a restructuring. After the reduction, the size of the Company's sales force is not in compliance with the requirements of the co-promotion agreement. In addition, the sales force reduction will impair the Company's ability to meet the specified portion of minimum sales calls in future periods. As of June 30, 2000, the Company had met the minimum requirements to receive compensation under the agreement, and recorded revenues of $155,000 under the agreement during the three-month period ended June 30, 2000. We are currently in discussions with Ortho-McNeil which could significantly change our agreements with respect to ORTHO-PREFEST(TM) and ORTHO-EST(R).


5. RESTRUCTURING CHARGES

        The Company recorded restructuring charges of $735,000 during the three-month period ended June 30, 2000 in accordance with EIFT 94-3: "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The objective of the restructuring is to increase effectiveness and efficiency by restructuring the Company into three operating divisions. The charges include costs pertaining to the termination or resignation of 65 management and sales employees ($695,000) and other estimated costs ($40,000). Of the total termination benefit charges, $169,000 were non-cash expenses and $489,000 was paid as of July 15, 2000.

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

        In June 2000, we announced our reorganization into three distinct operating divisions: pharmaceutical, consumer, and corporate marketing. The pharmaceutical division will be responsible for marketing and sales of prescription products and the Daily Difference dietary supplement products. The consumer division will be responsible for marketing and sales of self-care products. The corporate marketing division will be responsible for providing access to our network of opinion leaders and practicing clinicians through strategic marketing programs for sale to major pharmaceutical companies. Also as part of the restructuring, we announced the reduction of our sales force by approximately 50% to 75 field sales territories through which we will maintain primary national coverage.

        In March 1999, we entered into a co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group relating to Pravachol(R),, a cholesterol-lowering drug, and in May 1999, we entered into a co-promotion agreement with Ortho-McNeil Pharmaceutical, Inc. relating to ORTHO TRI-CYCLEN(R), an oral contraceptive product, and ORTHO-PREFEST(TM), a new oral combination hormonal replacement therapy (HRT) product.

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

        Our product co-promotion agreement with Bristol-Myers Squibb requires us to achieve minimum performance levels to receive compensation or to prevent contract termination. In addition, Bristol-Myers Squibb has the right to terminate the agreement upon sixty days' prior written notice in the event we do not exceed certain minimum performance levels for two consecutive quarters or the yearly prescription minimums for one year. In addition, we are required to use commercially reasonable efforts to promote the product, and Bristol-Myers Squibb may terminate the agreement upon 30 days notice following any breach by us of the agreement. Under an amendment effective April 1, 2000, Bristol-Myers Squibb and Women First restructured the agreement to reduce the baseline amounts. Prior to the three months ended June 30, 2000, we had not met the minimum requirements required to record any revenue under the agreement. During the three months ended June 30, 2000, we met the minimum performance levels required to receive compensation of $121,000 under the co-promotion agreements with Bristol-Myers Squibb relating to Pravachol(R), a cholesterol-lowering drug. Based upon the results of our selling efforts during the period ended June 30, 2000, we have entered into discussions with Bristol-Myers Squibb to revise the agreement to improve our revenue opportunities. If these discussions do not result in terms more favorable to us, we may not continue to promote Pravachol(R).

        Our product co-promotion agreement with Ortho-McNeil also requires us to achieve minimum performance levels to receive compensation or to prevent contract termination. Effective June 27, 2000, the Company reduced its sales force as part of a restructuring. After the reduction, the size of the Company's sales force is not in compliance with the requirements of the co-promotion agreement. In addition, the sales force reduction will impair our ability to meet the specified portion of minimum sales calls in future periods. As of June 30, 2000, we had met the minimum requirements to receive compensation under the agreement, and recorded revenues of $155,000 under the agreement during the three-month period ended June 30, 2000. We are currently in discussions with Ortho-McNeil which could significantly change our agreements with respect to ORTHO-PREFEST(TM) and ORTHO-EST(R).

        Through March 31, 2000, we offered ORTHO TRI-CYCLEN(R), a leading oral contraceptive, under the co-promotion agreement with Ortho-McNeil. Effective as of March 31, 2000, Women First and Ortho-McNeil agreed that Women First would discontinue the co-promotion of ORTHO TRI-CYCLEN(R) to focus our selling efforts on the launch of ORTHO-PREFEST(TM). Under an amendment effective March 31, 2000, ORTHO TRI-CYCLEN(R) was discontinued from the co-promotion agreement, and Ortho-McNeil agreed to compensate Women First $1.5 million for our sales efforts made through the first quarter of 2000 with respect to ORTHO TRI-CYCLEN(R). We recognized this payment as related party revenue in the first quarter 2000. In addition, Ortho McNeil agreed to compensate Women First $500,000 for our agreement to add a provision to the agreement which prohibits us from marketing, promoting, selling or distributing any prescription contraceptive product or prescription hormonal replacement therapy product other than ORTHO-EST(R) and ORTHO-PREFEST(TM) products and other than an estrogen patch product (subject to specified restrictions) during the term of the agreement and the three months following the expiration of the term. We will recognize this amount as related party income on a straight-line basis over the remaining term of the agreement.

        We have incurred significant losses since we were founded in November 1996. We had an accumulated deficit of $62.8 million as of June 30, 2000, and we expect to incur losses at least through the end of 2000. We believe that due to our limited operating history we are unable to accurately predict our future results of operations. Accordingly, our operating results should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

        Net Revenue. For the three and six months ended June 30, 2000, total net revenue was $5.8 million and $13.3 million, respectively, as compared to $5.1 million and $9.4 million for the same periods in 1999.

        Revenue for the three and six months ended June 30, 2000 was derived primarily from pharmaceutical product sales of $1.8 million and $4.1 million, respectively, from the ORTHO-EST(R)oral estrogen product and the Esclim(TM) estradiol transdermal system, and sales by our subsidiary As We Change, LLC, a national mail-order catalog and Internet retailer of $2.4 million and $4.7 million, respectively. Revenue for the three and six months ended June 30, 1999 was derived primarily from pharmaceutical product sales of $3.1 million and $5.5 million, respectively, from the ORTHO-EST(R)oral estrogen product and sales by As We Change, LLC, of $1.6 million and $3.2 million respectively. Sales of ORTHO-EST(R) for the three and six months ended June 30, 2000 declined $1.5 million and $2.6 million, respectively from comparable periods in 1999 due to competition from generic brands.

        In addition, we recorded related party revenue of $1.3 million and $4.3 million, respectively, during the three and six months ended June 30, 2000 for work performed under our agreement with Ortho-McNeil. Under this agreement, we develop educational programs with an independent provider of continuing medical education programs regarding HRT and the application of hormonal management to clinical situations and our co-promotion of the ORTHO-PREFEST(TM) oral combination HRT product which was launched at the end of January 2000. We recorded $1.5 million of related party revenue for our sales efforts related to ORTHO TRI-CYCLEN(R), an oral contraceptive product, during the three months ended March 31, 2000 pursuant to the amendment to the co-promotion agreement with Ortho-McNeil.

        Costs and Expenses. Costs and expenses increased $5.3 million to $16.8 million for the three months ended June 30, 2000 from $11.5 million for the three months ended June 30, 1999. Costs and expenses increased $10.5 million to $32.7 million for the six months ended June 30, 2000 from $22.2 million for the six months ended June 30, 1999. The increase in costs and expenses was due primarily to the expansion of our direct field sales force and increased marketing activities.

        Cost of sales was $4.1 million, or 70.2% of total net revenue, for the three months ended June 30, 2000 as compared to $3.5 million, or 68.4% of total net revenue, for the same period in 1999. Cost of sales was $6.4 million, or 48.1% of total net revenue, for the six months ended June 30, 2000 as compared to $6.2 million, or 66.7% of total net revenue, for the same period in 1999. Cost of sales consists primarily of the amounts we pay for products under supply agreements. Increases and decreases in cost of sales is primarily due to differences in the revenue mix in these periods and inventory adjustments.

        Marketing and sales expense was $9.9 million for the three months ended June 30, 2000 compared to $5.3 million for the three months ended June 30, 1999. Marketing and sales expense was $20.8 million for the six months ended June 30, 2000 compared to $10.3 million for the six months ended June 30, 1999. The increase in these expenditures was primarily due to our expansion of our sales organization to 150 sales territories for the launch of ORTHO-PREFEST(TM) , the oral combination HRT product, pursuant to the co-promotion agreement with Ortho-McNeil. In addition, this increase reflects increased costs associated with education programs focused on hormone replacement therapy, catalog production, market research, product literature and professional samples. In connection with our reorganization, we reduced the size of our sales force. We expect marketing and sales expense to decrease in future periods.

        General and administrative expense decreased $386,000 to $2.0 million for the three months ended June 30, 2000 from $2.4 million for the three months ended June 30, 1999. General and administrative expense decreased $594,000 to $4.4 million for the six months ended June 30, 2000 from $5.0 million for the six months ended June 30, 1999. The decrease in these expenses was primarily due to decreases in employee related costs.

        Research and development expense was $119,000 for the three months ended June 30, 2000 and $388,000 for the six months ended June 30, 2000 compared to $335,000 and $627,000, respectively in the comparable periods in 1999. Research and development expense consists primarily of salaries and regulatory costs associated with our product applications.

        We recorded restructuring charges of $735,000 during the three months ended June 30, 2000. We are seeking to increase effectiveness and efficiency by restructuring Women First into three operating divisions. The charges include costs pertaining to the termination or resignation of 65 management and sales employees ($695,000) and other estimated costs ($40,000). Of the total termination benefit charges, $169,000 were non-cash expenses and $489,000 was paid as of July 15, 2000.

        Loss from Operations. For the reasons discussed above, the loss from operations increased $4.6 million to $11.0 million for the three months ended June 30, 2000 from $6.4 million for the three months ended June 30, 1999. Loss from operations increased $6.6 million to $19.4 million for the six months ended June 30, 2000 from $12.8 million for the six months ended June 30, 1999.

        Interest Income (Expense), net. Interest income (expense), net increased $496,000 to a net interest income of $327,000 for the three months ended June 30, 2000 from a net interest expense of $169,000 for the three months ended June 30, 1999. Interest income (expense), net increased $861,000 to a net interest income of $710,000 for the six months ended June 30, 2000 from a net interest expense of $151,000 for the six months ended June 30, 1999. Interest income (expense), net consists primarily of earnings on our cash and cash equivalents netted against interest expense on short-term borrowings. The increase in interest income (expense), net for the three-month and six-month periods ended June 30, 2000 compared to the prior year periods was primarily due to increased average cash balances.

FACTORS AFFECTING RESULTS OF OPERATIONS

        We incurred operating losses of $30.8 million in the year ended December 31, 1999 and $19.4 million in the six months ended June 30, 2000. Due to our short operating history, our revenues have varied and are difficult to forecast on a quarterly or annual basis. However, many of our expenses are fixed, especially in the short term. In particular, we are obligated to make significant minimum payments under some of our agreements, including an annual minimum purchase ($5.4 million for 2000, decreasing annually for the balance of the contract) for ORTHO-EST(R), the oral estrogen product. In addition, we are an early stage company and have experienced significant increases in operating expenses associated with obtaining rights to market and distribute additional products and the expansion of our sales and marketing and general and administrative activities, and we expect that these increases will continue in the future. As a result of this variability in revenues and increased expenses, our results of operations have varied during our short operating history and we expect that they will continue to fluctuate significantly in the future. In addition, other factors may cause fluctuations in our revenues and results of operations, including the following:

        - the success or failure of our sales force in distributing and/or co-promoting our current product line and changes in market acceptance of those products,

        - our success or failure in maintaining our existing distribution and co-promotion agreements,

        - our ability to introduce new products through co-promotion or distribution agreements or otherwise,

        - legislative changes that affect our products and the way we market them and our ability to comply with new or existing regulations,

        - the amount and timing of expenditures for the expansion of our operations,

        - changes in the competitive environment that could cause us to change our pricing or marketing strategy,

        - the effects our limited capital and needs for additional capital may have on our ability to meet the objectives we have set for our business, and

        - changes in the economic and market environment generally or in the health care industry.

        To the extent our revenues do not increase in line with our expenses, we may be unable to reduce spending commitments in a timely manner to compensate for any unexpected revenue shortfall and may experience significant unanticipated losses. As a result of these factors, our operating results in one or more future periods may fail to meet the expectations of investors. Failure to meet these expectations could have a material adverse effect on our stock price.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents were $18.2 million at June 30, 2000 compared to $32.8 million at December 31, 1999. At June 30, 2000, our working capital totaled $12.7 million compared to $30.5 million at December 31, 1999.

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

        Net cash used in operating activities was $14.5 million for the six months ended June 30, 2000 and was $10.7 million for the same period in 1999. Net cash used in investing activities was $194,000 for the six months ended June 30, 2000 and was $2.2 million for the same period in 1999, consisting of net capital expenditures and the deferred cash payment for the acquisition of As We Change, LLC in 1999. Net cash provided by financing activities was $150,000 for the six months ended June 30, 2000 and was $12.8 million for the same period in 1999, primarily consisting of the net proceeds from the issuance of equity securities, short-term notes and warrants.

        For the six months ended June 30, 2000, we made net capital expenditures of $290,000 primarily for computer equipment. We made net capital expenditures of $1.2 million during the six months ended June 30, 1999, primarily for computer equipment, development of our Internet site and acquisition of licenses and other assets including production of the Benefit:Risk Assessment Model and RENEWAL a time for you(TM), a program that we developed in conjunction with Dr. Deepak Chopra. While we intend to continue pursuing the potential addition of a product or the acquisition of a product line, we currently have no firm commitments.

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

        We have experienced a substantial increase in our expenditures since our inception consistent with growth, primarily in the expansion of our sales organization and in our operations and internal staffing. Our co-promotion agreement with Ortho-McNeil required us to expand our field sales organization to at least 100 representatives in 1999 and requires us to commit at least 150 sales representatives to co-promote ORTHO-PREFEST(TM) under the agreement in each of 2000, 2001 and 2002. We are not in compliance with the requirement regarding the size of our sales force after the restructuring, and meeting the size requirement in future periods would require a significant outlay of working capital which we are not prepared to make at this time.

        We also are obligated to make significant minimum payments under certain of our agreements with our collaborative partners. The minimum purchase commitment for ORTHO-EST(R), the oral estrogen product, is $5.4 million for 2000 and decreases annually over the remaining eight-year term of the contract for an aggregate commitment of $33.4 million.

        We are currently in discussions with Ortho-McNeil which could significantly change our agreements with respect to ORTHO-PREFEST(TM) and ORTHO-EST(R).

        We believe that based on our current performance and present plans, our existing cash balances will be sufficient to fund our operations, make planned capital expenditures and meet our minimum purchase commitments over the next 12 months, and certain activities may be curtailed to conserve existing cash balances. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain credit facilities. We currently do not have any lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We cannot give any assurances that we will be able to raise any such capital on terms acceptable to Women First or at all. The extent of our needs for additional liquidity will depend on our future operating performance, which is itself dependent on a number of factors, many of which we cannot control, including prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting our business operations.

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

                                     PART II


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In March 1999, Women First filed a registration statement under the Securities Act of 1933 to sell up to 4.5 million shares of common stock in its Initial Public Offering ("IPO"). The effective date of the registration statement was June 28, 1999, under Commission File No. 333-74367. The offering was managed by Allen & Company Incorporated and Needham & Company, Inc. and closed on July 1, 1999 after Women First sold an aggregate of 4.5 million shares of common stock at an initial public offering price per share of $11.00. On July 21, 1999, Women First sold an additional 675,000 shares of common stock at an initial public offering price per share of $11.00 upon the underwriters' exercise in full of their over-allotment option. The IPO, including the underwriters' exercise of their over-allotment option, resulted in gross proceeds to us of $56.9 million, $4.0 million of which was applied toward the underwriting discount. Other expenses related to the offering totaled approximately $1.5 million. Our net proceeds totaled $51.4 million, all of which were deposited into our accounts in July 1999. Since the completion of our offering in July 1999, the net offering proceeds have been applied to approximately $7.5 million to repay short-term notes issued in March 1999, $750,000 to develop and acquire rights to additional products, $700,000 to purchase machinery, equipment and leasehold improvements, and $28.9 million for working capital and other general corporate purposes. John Simon, a former Director of Women First, is a managing director with Allen & Company Incorporated.

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

        We have incurred significant losses since we were founded in November 1996. We have an accumulated deficit of $62.8 million through June 30, 2000, and we expect to incur losses at least through the end of 2000. We may not successfully complete the transition to successful operations or profitability. Early stage companies such as ours frequently encounter problems, delays and expenses including, but not limited to, unanticipated problems and additional costs related to marketing, competition and product acquisitions and development. These problems may be beyond our control, and in any event, could adversely affect our results of operations. See "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        Certain of our product agreements require us to make minimum payments or make a minimum number of sales calls regardless of our actual sales of product covered by the agreement. If our sales of these products do not exceed the costs of these minimum payments or we do not make the minimum calls, our marketing and distribution of these products will not be profitable and our results of operations will be harmed. In addition, many of our product agreements may be terminated if we fail to make minimum purchases, make a minimum number of sales calls or for other reasons. This could force us to discontinue sales of key products and could have a material adverse effect on our business. Most of our contracts permit termination by the other party if we breach our obligations, including our minimum payment commitments, under the contracts, experience a change of control or enter bankruptcy.

        Our co-promotion agreement with Ortho-McNeil relating to ORTHO-PREFEST(TM) , the oral combination hormonal replacement therapy (HRT) product, requires us to make a significant number of sales calls each year during the term of the agreement. In addition, the agreement required us to expand our field sales organization to at least 100 representatives in 1999 and requires us to commit at least 150 sales representatives to co-promote ORTHO-PREFEST(TM) in each of 2000, 2001 and 2002. Ortho-McNeil also may reduce the payments otherwise required to be paid to us under the agreement with respect to the ORTHO-PREFEST(TM) product if we do not make a specified portion of the minimum number of sales calls for that product. In addition, the agreement allows Ortho-McNeil to terminate the contract if we fail to make a specified portion of the required sales calls for three consecutive quarters. Ortho-McNeil also may terminate the agreement if there is a change of control of Women First or if either Edward F. Calesa, the Chairman of the Board, or David
F. Hale, a director and the former President and Chief Executive Officer, is no longer associated with Women First (other than as a result of death or disability). As part of the restructuring, we reduced our sales force by approximately 50% to 75 field sales territories. After the reduction, the size of our sales force is not in compliance with the requirements of the co-promotion agreement. In addition, the sales force reduction will impair our ability to meet the specified portion of minimum sales calls in future periods. As of June 30, 2000, we had met the minimum requirements to receive compensation under the agreement, and recorded revenues of $155,000 under the agreement during the three-month period ended June 30, 2000. We are currently in discussions with Ortho-McNeil which could significantly change our agreements with respect to ORTHO-PREFEST(TM) and ORTHO-EST(R).

        Our co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group relating to the cholesterol-lowering drug Pravachol(R) provides that Bristol-Myers Squibb may terminate the agreement in the event that Pravachol(R) prescriptions written in the United States by OB/GYNs and the nurse practitioners and physician assistants in their offices do not exceed specified minimum prescription amounts. These specified minimum amounts increase quarterly in the first year and yearly from year to year thereafter. Bristol-Myers Squibb may terminate the agreement in the event that prescriptions for Pravachol(R) written by the clinicians covered by the agreement do not exceed these minimum amounts for two consecutive quarters or the yearly prescription forecasts for one year. These minimum amounts require us to achieve a significant increase over the number of prescriptions for this product historically written by the clinicians designated by the agreement and substantially exceed the baseline amounts used for purposes of calculating the performance fee under the contract. Under an amendment effective April 1, 2000, Bristol-Myers Squibb and Women First restructured the agreement to reduce the baseline amounts. The amendment changed the group of physicians to which we may co-promote the Pravachol(R) product by eliminating primary care physicians designated as OB/GYNs by Bristol-Myers Squibb from the definition of Covered Physicians. Prior to the three months ended June 30, 2000, we had not met the minimum requirements required to record any revenue under the agreement. During the three months ended June 30, 2000, we met the minimum performance levels required to receive compensation of $121,000 under the co-promotion agreements with Bristol-Myers Squibb relating to Pravachol(R), a cholesterol-lowering drug. Based upon the results of our selling efforts during the period ended June 30, 2000, we have entered into discussions with Bristol-Myers Squibb to revise the agreement to improve our revenue opportunities. If these discussions do not result in terms more favorable to us, we may not continue to promote Pravachol(R).

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

        We are uncertain of our ability to obtain additional financing for our future capital needs. If we are unable to obtain additional financing, we may not be able to continue to operate our business. We believe that our existing cash balances will be sufficient to meet our working capital, capital expenditure requirements and minimum purchase commitments over the next twelve months. Additional funding may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to curtail significantly or defer one or more of our marketing or educational programs or to limit or postpone obtaining new products through license, acquisition or co-promotion agreements. We also may need to undertake further reorganizations or downsizings to preserve capital. If we raise additional funds through the issuance of equity securities, the percentage ownership of our then-current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, these new securities may have certain rights, preferences and privileges senior to those of the holders of our common stock, and the terms of these debt securities could impose restrictions on our operations.

        We might not be able to satisfy the requirements of the Nasdaq Stock Market for continued listing of our common stock on the Nasdaq National Market. The rules of the Nasdaq Stock Market require that companies listed on the Nasdaq National Market satisfy certain requirements for listing. On various days in August 2000, the price of our common stock has fallen below Nasdaq's $1 per share minimum bid price requirement. If Nasdaq delists the common stock from the National Market, our stockholders' ability to buy and sell shares of our common stock could adversely affect our ability to enter into future equity financing transactions or to effect an acquisition or merger with other businesses.

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

        Our quarterly financial results are likely to fluctuate significantly and may fail to meet or exceed the expectations of investors, which could cause the price of our stock to decline significantly. Quarterly operating results may fluctuate significantly based on factors such as:

        - whether we achieve the minimum performance levels to receive compensation under our agreement with Bristol-Myers Squibb and Laboratoires Fournier,

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

Due to our short operating history and the difficulty of predicting demand for the products we offer, we are unable to accurately forecast our revenues. For example, we recently have revised the terms of our co-promotion agreements relating to Pravachol(R) and ORTHO TRI-CYCLEN(R). Accordingly, we have little basis to estimate our revenues under these agreements, as revised. As a result, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of investors, which could have a material adverse effect on our stock price.

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

        The pharmaceutical products we offer face significant competition. ORTHO-PREFEST(TM), the new oral combination HRT product, ORTHO-EST, the oral estrogen product, and the Esclim(TM) estradiol transdermal system compete in the hormone replacement therapy market. The primary competition in this market is Wyeth-Ayerst Pharmaceuticals, Inc., a division of American Home Products, which markets Premarin, an oral estrogen product, and Prempro and Premphase, combination oral estrogen and progestin products. The HRT products we market also compete with HRT products marketed by Parke-Davis, Solvay Pharmaceuticals, Inc., Duramed Pharmaceuticals, Inc., and others, as well as generic HRT products. The HRT products we market also compete with non-hormonal replacement therapy products marketed by Merck & Co., Inc. and Eli Lilly & Company. In addition, the Esclim(TM) estradiol transdermal system competes with estrogen-only patch products marketed by Berlex Laboratories, Watson Laboratories, Inc., and Novogyne Pharmaceuticals and combination estrogen/progestin patch products marketed by Rhone-Poulenc Rorer Pharmaceuticals, Inc. The Pravachol product competes with other cholesterol-lowering products marketed by Merck & Co., Inc., Pfizer, Inc., Novartis Pharmaceuticals Corporation and Bayer Corporation. Each of these competitors has substantially greater marketing, sales and financial resources than we do.

        Competition for the self-care products we offer is significant. As We Change, LLC competes with a number of catalog companies and Internet retailers focusing on self-care products. Transitions for Health(TM) offers a range of nutritional and herbal products for midlife women and Self Care(R), Well & Good(TM), Feel Good(TM), Solutions(R), Intelihealth HealthyHome(TM) and Harmony(TM) promote general lifestyle and personal care products. Our educational products will compete with products that have been developed by medical professionals and non-professionals alike. Our Internet site, womenfirst.com, will compete with other Internet sites focused on women's health as well as sites focused on health care issues in general, such as cbs.medscape.com, nlm.nih.gov/medlineplus, healthfinder.gov, reutershealth.com, drkoop.com, and webmd.com.

        Our failure to adequately respond to the competitive challenges faced by the products we offer could have a material adverse effect on our business, financial condition and results of operations.

        If we do not successfully manage any growth we experience, we may experience increased expenses without corresponding revenue increases. Our ability to manage future growth, should it occur, will depend upon our ability to identify, attract, motivate, train and retain highly skilled managerial, financial, business development, sales and marketing and other personnel. Competition for these employees is intense. Moreover, the addition of products or businesses will require our management to integrate and manage new operations. We may not be able to implement successfully and maintain our operational and financial systems or otherwise adapt to growth. Any failure to manage growth, if attained, would have a material adverse effect on our business.

        Our ability to market new and existing pharmaceutical products depends in part on whether health care payors, including government authorities, private health insurers, health maintenance organizations and managed care organizations, will provide sufficient reimbursement for the products we offer. Any failure to obtain reimbursement could require us to discontinue sales of a particular product and could harm our results of operations. In particular, sales of the ORTHO-ESToral estrogen product and the Esclim(TM) estradiol transdermal system may be adversely affected by formularies that require substitution of generics on prescriptions written for these products unless the physician indicates "dispense as written" on the prescription.

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

        We may be exposed to product, professional liability and employee claims not covered by insurance that would harm our business. Although we believe that we currently carry and intend to maintain appropriate product and professional liability insurance, we cannot guarantee that this insurance will be sufficient to cover all possible liabilities. A successful suit against us could have an adverse effect on our business and financial condition if the amounts involved are material.

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

        Our failure to retain the principal members of our management team, particularly Edward F. Calesa, Chairman, President and Chief Executive Officer, or to hire additional qualified employees would adversely affect our ability to implement our business plan. We are the beneficiary of a life insurance policy on the life of Mr. Calesa in the amount of $2.0 million. We do not have life insurance policies on the lives of any other members of our management team.

        Our management and existing stockholders will retain substantial control over our voting stock and can make decisions that could adversely affect our business and our stock price. As of July 21, 2000, Edward F. Calesa and Randi C. Crawford jointly own approximately 36.3% of our common stock. Ms. Crawford is Mr. Calesa's daughter. Johnson & Johnson Development Corporation, a subsidiary of Johnson & Johnson, owns approximately 12.1% of our common stock. Our present directors, executive officers and principal stockholders as a group beneficially own approximately 60.7% of the outstanding common stock. Accordingly, if all or certain of such stockholders were to act together, they would be able to exercise significant influence over or control the election of our Board of Directors, the management and policies of Women First and the outcome of certain corporate transactions or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

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

        Sales of substantial numbers of shares of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock and make it more difficult for us to raise funds through equity offerings in the future. As of July 21, 2000, we had 17,484,906 shares of common stock outstanding. All of these shares are eligible for sale in the public market. An additional 2,327,930 shares of common stock are issuable upon the exercise of outstanding options and warrants, although a significant number of our outstanding options are subject to vesting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:

               27.1   Financial Data Schedule

        (b) No reports on Form 8-K were filed during the three-month period ended June 30, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Women First HealthCare, Inc.


Date:  August 14, 2000       By: /s/ EDWARD F. CALESA
                                 ----------------------------------------------
                                     Edward F. Calesa
                                     President and Chief Executive Officer
                                     (Principal Executive Officer and Acting
                                     Principal Financial and Accounting Officer)