Form 10-Q
period 2000-09-30
WOMEN FIRST HEALTHCARE INC
filed 2000-11-14
CIK 1081004

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

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

        As of November 7, 2000, 17,505,173 shares of common stock, par value $.001 per share, were outstanding.

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

                          WOMEN FIRST HEALTHCARE, INC.

                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION


ITEM 1  -  FINANCIAL STATEMENTS (Unaudited)                                              PAGE
                                                                                         ----
        Consolidated Balance Sheets..................................................      1
        Consolidated Statements of Operations........................................      2
        Consolidated Statements of Cash Flows........................................      3
Notes to Consolidated Financial Statements...........................................      4

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.......................................      8

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK...............................................................     15


                           PART II - OTHER INFORMATION


ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS.................................     16

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................     16

ITEM 5  -  OTHER INFORMATION ........................................................     16

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K..........................................     23

PART I
ITEM 1.  FINANCIAL STATEMENTS

                          WOMEN FIRST HEALTHCARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                                       2000              1999
                                                                                                   ------------       ------------
                                                                                                   (UNAUDITED)
 ASSETS
 Current assets:
    Cash and cash equivalents                                                                      $ 11,201,253       $ 32,719,263
    Accounts receivable, net                                                                            298,124          1,916,174
    Inventory                                                                                         1,270,838          1,459,733
    Receivable from related party                                                                     6,286,998            682,484
    Prepaid expenses and other current assets                                                         1,158,748            649,926
                                                                                                   ------------       ------------
         Total current assets                                                                        20,215,961         37,427,580
 Property and equipment, net                                                                          1,136,162          1,035,240
 Intangible assets, net                                                                               3,392,250          3,745,110
 Other assets                                                                                         1,147,542          1,439,629
                                                                                                   ------------       ------------
         Total assets                                                                              $ 25,891,915       $ 43,647,559
                                                                                                   ============       ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                                               $  3,848,986       $  2,481,581
    Payable to related party                                                                          1,557,947            482,321
    Accrued salaries and employee benefits                                                            1,135,934          1,972,889
    Other accrued liabilities                                                                         3,206,701          1,991,439
                                                                                                   ------------       ------------
         Total current liabilities                                                                    9,749,568          6,928,230
 Commitments
 Stockholders' equity:
    Preferred stock, $.001 par value; 5,000,000 shares authorized                                            --                 --
    Common stock, $.001 par value; 40,000,000 shares authorized; 17,496,394 shares issued and outstanding at September 30, 2000, and 17,596,195 shares issued, 54,900 shares to
        be issued, and 17,255,878 shares outstanding at December 31, 1999                                17,496             17,310
    Treasury stock                                                                                      (99,660)           (99,660)
    Additional paid-in capital                                                                       80,632,683         80,761,285
    Deferred compensation                                                                              (320,711)        (1,080,135)
    Accumulated deficit                                                                             (64,087,461)       (42,879,471)
                                                                                                   ------------       ------------
         Total stockholders' equity                                                                  16,142,347         36,719,329
                                                                                                   ------------       ------------
         Total liabilities and stockholders' equity                                                $ 25,891,915       $ 43,647,559
                                                                                                   ============       ============

See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                             -------------------------------      --------------------------------
                                                                 2000               1999              2000                1999
                                                             ------------       ------------       ------------       ------------
 Net revenue                                                 $  1,934,393       $  4,888,032       $ 11,003,621       $ 14,255,586
 Net revenue with related party                                 5,415,034          1,167,000          9,691,373          1,167,000
                                                             ------------       ------------       ------------       ------------
                                                                7,349,427          6,055,032         20,694,994         15,422,586
 Costs and expenses:
    Cost of sales (including purchases from
         related party of $1,962,049 and
         $5,689,209 for the three and nine months
         ended September 30, 2000)                              3,000,059          3,332,036          9,417,972          9,576,807
    Marketing and sales                                         5,678,223          6,875,105         26,472,101         17,176,086
    General and administrative                                  1,435,930          2,887,816          5,819,614          7,865,957
    Research and development                                       86,657            634,685            475,014          1,261,356
    Write-down of assets and other charges                             --          1,638,616                 --          1,638,616
    Restructuring charges                                              --                 --            734,665                 --
                                                             ------------       ------------       ------------       ------------
         Total costs and expenses                              10,200,869         15,368,258         42,919,366         37,518,822
                                                             ------------       ------------       ------------       ------------
 Loss from operations                                          (2,851,442)        (9,313,226)       (22,224,372)       (22,096,236)
 Interest income (expense), net                                   305,926            312,933          1,016,382            162,186
                                                             ------------       ------------       ------------       ------------
 Net loss                                                      (2,545,516)        (9,000,293)       (21,207,990)       (21,934,050)
 Accretion of beneficial conversion feature
    related to convertible preferred stock                             --                 --                 --         (3,361,710)
                                                             ------------       ------------       ------------       ------------
 Net loss available to common stockholders                   $ (2,545,516)      $ (9,000,293)      $(21,207,990)      $(25,295,760)
                                                             ============       ============       ============       ============
 Net loss per share (basic and diluted)                      $      (0.15)      $      (0.53)      $      (1.22)      $      (2.31)
                                                             ============       ============       ============       ============
 Weighted average shares used in computing
    net loss per share (basic and diluted)                     17,492,279         17,112,993         17,448,032         10,960,531
                                                             ============       ============       ============       ============

See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                -------------------------------
                                                                                   2000                1999
                                                                                ------------       ------------
OPERATING ACTIVITIES
Net loss                                                                        $(21,207,990)      $(21,934,050)
Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                                    506,890            567,237
    Amortization of intangibles                                                      375,468            359,078
    Amortization of deferred compensation                                            471,045            941,738
    Amortization of warrants issued with debt                                             --            274,617
    Write-down of assets and other charges                                                --          1,638,616
    Changes in operating assets and liabilities                                   (1,485,053)         1,159,224
                                                                                ------------       ------------
Net cash used in operating activities                                            (21,339,640)       (16,993,540)

INVESTING ACTIVITIES
Purchases of property and equipment                                                 (308,237)          (370,667)
Acquisition of subsidiary                                                                 --         (1,059,897)
Refund of deposits                                                                   106,346                 --
Acquisition of licenses and other assets, net                                       (136,442)        (1,815,970)
                                                                                ------------       ------------
Net cash used in investing activities                                               (338,333)        (3,246,534)

FINANCING ACTIVITIES
Issuance of Series A preferred stock                                                      --          5,286,218
Issuance of common stock                                                             159,963         51,407,045
Issuance of short-term notes payable to related parties                                   --          2,000,000
Issuance of short-term notes payable                                                      --          5,490,000
Repayment of short-term notes payable to related parties                                  --         (2,000,000)
Repayment of short-term notes payable                                                     --         (5,240,000)
                                                                                ------------       ------------
Net cash provided by financing activities                                            159,963         56,943,263
                                                                                ------------       ------------

Net increase (decrease) in cash and cash equivalents                             (21,518,010)        36,703,189

Cash and cash equivalents at beginning of the period                              32,719,263          4,438,445
                                                                                ------------       ------------
Cash and cash equivalents at end of the period                                  $ 11,201,253       $ 41,141,634
                                                                                ============       ============

See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2000

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited financial statements of Women First HealthCare, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and the nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Principles of Consolidation and Reporting

        The consolidated financial statements presented herein include the financial statements of Women First HealthCare, Inc. and the results of As We Change, LLC. In 1999, the financial statements also included the results of Women First Pharmacy Services, Inc. As of December 31, 1999, all operations of Women First Pharmacy Services, Inc. had ceased. All significant intercompany transactions and balances have been eliminated in consolidation. For the periods presented in the accompanying financial statements, the Company has no items for which comprehensive loss would differ from the reported net loss. Effective June 27, 2000, management announced a restructuring of Company activities into three separate and distinct operating divisions: pharmaceutical, consumer, and corporate marketing. Management plans to view and report operating results for these separate divisions in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." See Note 5 for a discussion of charges related to the restructuring.

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

Revenue Recognition

        The Company records sales for its pharmaceutical and self-care products at time of shipment. The Company will accept for credit or exchange pharmaceutical products that have become unusable due to passage of expiration date, drug recall, or discontinuance by the Company. Revenues are reduced for estimated returns, chargebacks, rebates and early payment discounts. In the third quarter 2000 the Company established a provision of $1 million for estimated returns of dated Esclim(TM) product.

        Contract and other revenue under the Company's co-promotion agreements are recognized based upon work performed or upon completion of certain performance requirements of the contracts.

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

2.      INVENTORY

    Inventory consists of the following components:

                                     September 30,   December 31,
                                         2000           1999
                                     ------------    ------------
          Pharmaceutical products      $  755,936      $  837,462
          Self-care products              514,902         622,271
                                       ----------      ----------
               Total inventory         $1,270,838      $1,459,733
                                       ==========      ==========

        The Company recorded a lower of cost or market reserve for pharmaceutical products of $0.5 million in the three month period ended September 30, 2000 in accordance with generally accepted accounting principles.

3.      STOCK OPTIONS

        In March 2000, the Board of Directors ratified and adopted the 1999 Non-Qualified Stock Option Plan of Women First HealthCare, Inc., and approved the reservation of 250,000 shares for issuance under this Plan. The Non-Qualified Plan provides for the grant of non-statutory stock options to eligible key employees and independent consultants of the Company. The exercise price of the options may be no less than 85% of the fair market value on the date of grant, and the maximum term of the options granted is ten years. Also in March 2000, the Board of Directors approved an increase of 700,000 in the number of shares reserved for issuance under the Women First HealthCare, Inc. 1998 Long-Term Incentive Plan to 2,949,985 shares, which was approved by stockholders at the Company's Annual Meeting on September 12, 2000.

4.      PRODUCT RELATED AGREEMENTS

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

        Effective as of March 31, 2000, Women First and Ortho-McNeil agreed that Women First would discontinue the co-promotion of ORTHO TRI-CYCLEN(R) to focus more of the Company's selling efforts on the launch of ORTHO-PREFEST(TM). Under an amendment to the co-promotion agreement, ORTHO TRI-CYCLEN(R) was removed from the co-promotion agreement, and Ortho-McNeil agreed to compensate Women First $1.5 million for its sales efforts through the first quarter of 2000 with respect to ORTHO TRI-CYCLEN(R). This payment was recognized as related party revenue in March 2000. In addition, Ortho-McNeil agreed to compensate Women First $0.5 million for agreeing to add a limited non-compete provision to the agreement to expire three months following contract termination. This amount is being recognized on a straight-line basis over the remaining term of the agreement, which has been revised to expire December 31, 2000.

        Effective September 30, 2000, the Company and Ortho-McNeil revised their co-promotion agreement for ORTHO-PREFEST(TM). Under terms of the revised co-promotion agreement, the Company will continue to co-promote ORTHO-PREFEST
(TM) through December 31, 2000. Compensation under the revised agreement will be based on the number of sales calls made by the Company's sales force during 2000 plus a royalty based on sales of ORTHO-PREFEST(TM). The Company has recorded revenue of $5.1 million as related party income in the three month period ended September 30, 2000 for work performed from January through September 2000 as compensation under the revised agreement.

        Also effective September 30, 2000, the Company terminated its distribution agreement with Ortho-McNeil for ORTHO-EST(R) and entered into an asset transfer and supply agreement. Under the asset transfer and supply agreement, the Company will permanently acquire all rights to ORTHO-EST(R) effective January 1, 2001. The new agreement establishes a new transfer price mechanism effective January 1, 2001 for product supply and no longer obligates the Company to make $28 million in aggregate payments through 2007 to Ortho-McNeil.

Bristol-Meyers Squibb

        Effective March 1, 1999, the Company obtained the right to co-promote the cholesterol-lowering drug Pravachol(R) to OB/GYNs, primary care physicians designated as OB/GYNs by Bristol-Myers Squibb, and nurse practitioners and physician's assistants associated with OB/GYN practices pursuant to a co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group. Under the agreement, Bristol-Myers Squibb has agreed to pay specified costs associated with physician education and product samples. In addition, as compensation for services rendered, the Company will receive a percentage of net sales in excess of a baseline as set forth in the agreement. The term of the contract is for a period of three years from March 1, 1999 through March 31, 2002. Bristol-Myers Squibb may terminate the agreement early upon failure of the Company to meet certain minimums.

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

        Prior to the three-month period ended September 30, 2000, the Company had recorded revenue of $0.1 million under this agreement. The Company recorded no revenue under this arrangement for the three month period ended September 30, 2000. The Company has been unable to modify the agreement to improve its revenue opportunities and therefore may not continue to promote Pravachol(R).

Laboratoires Fournier S.A.

        In July 1999, the Company entered into a distribution and license agreement with Laboratoires Fournier S.A. under which Women First has the exclusive right (subject to exceptions) to market, use, distribute and sell the Esclim(TM) estradiol transdermal system in various dosages in the United States and Puerto Rico. The Company began selling and distributing the Esclim(TM) estradiol transdermal system in November 1999. The agreement requires the Company to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, of which $0.75 million was paid in 1999, $0.35 million was scheduled for payment in November 2000, and $0.35 million was scheduled for payment in November 2001. The Company and Laboratories Fournier have agreed to revise the contract to provide for reduced royalty pricing, to support managed care and group purchasing organization business, to maintain sample costs and to delay the November 2000 milestone payment for one year subject to the Company implementing a Phase IV study.

5.      RESTRUCTURING CHARGES

        The Company recorded restructuring charges of $0.7 million during the three-month period ended June 30, 2000 in accordance with EIFT 94-3: "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The objective of the restructuring is to increase effectiveness and efficiency by restructuring the Company into three operating divisions. The charges include costs pertaining to the termination or resignation of approximately 65 management and sales employees ($695,000) and other estimated costs ($40,000). No additional charges were incurred in the three month period ended September 30, 2000, and all payments relating to the restructuring have been made as of September 30, 2000.

6.      WRITE-DOWN OF ASSETS AND OTHER CHARGES

        In the third quarter of 1999, the Company recognized a write-down of assets and other charges amounting to $1.6 million consisting primarily of inventory write-downs and other costs associated with the closure of the Company's pharmacy operations and the Company's decision to discontinue certain consumer product activities.

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

OVERVIEW

        Women First HealthCare, Inc. is a specialty pharmaceutical company dedicated to improving the health and well being of midlife women. Our mission is to help midlife women make informed choices about their physical and emotional health and to provide pharmaceutical products, self-care products, educational programs and support systems to help midlife women improve the quality of their lives. We market these products in the United States through a number of channels including our dedicated sales force and our direct-to-consumer marketing programs through our catalogue operation and the Internet.

        In July 1998, we entered into a distribution agreement with Ortho-McNeil Pharmaceuticals, Inc. for ORTHO-EST(R), an oral estropipate product, that the Company markets and distributes exclusively. The distribution agreement required us to make minimum aggregate payments totaling $47.5 million to Ortho-McNeil over the life of the contract regardless of the actual sales performance of the product. This agreement was terminated effective September 30, 2000 and a new agreement, ORTHO-EST(R) Asset Transfer & Supply Agreement, was entered into with Ortho-McNeil. Under terms of the new agreement, Ortho-McNeil has agreed to transfer to the Company all of its rights, title and interest in ORTHO-EST(R) effective January 1, 2001. The new agreement reduces the minimum payment in 2000 from $5.4 million to $4.7 million. No further payments are required under the new agreement. The Company will continue to buy product from Ortho-McNeil but at more favorable prices than previously paid that represent Ortho-McNeil's fully burdened cost until a replacement manufacturer is identified.

        In March 1999, we entered into a co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group relating to Pravachol(R), a cholesterol-lowering drug. This agreement requires us to achieve minimum performance levels to receive compensation or to prevent contract termination. In addition, Bristol-Myers Squibb has the right to terminate the agreement upon sixty days' prior written notice in the event we do not exceed certain minimum performance levels for two consecutive quarters or the yearly prescription minimums for one year. In addition, we are required to use commercially reasonable efforts to promote the product, and Bristol-Myers Squibb may terminate the agreement upon 30 days notice following any breach by us of the agreement. Under an amendment effective April 1, 2000, Bristol-Myers Squibb and Women First restructured the agreement to reduce the baseline amounts. For the six month period through June 30, 2000, the Company recorded revenue of $0.1 million. We have not booked any revenue under this arrangement for the three month period ended September 30, 2000. We have been unable to modify the agreement to improve our revenue opportunities and therefore we may not continue to promote Pravachol(R).

        In May 1999, we entered into a co-promotion agreement with Ortho-McNeil Pharmaceutical, Inc. relating to ORTHO TRI-CYCLEN(R), an oral contraceptive product, and ORTHO-PREFEST(TM), a new oral combination hormonal replacement therapy (HRT) product. An amendment effective as of March 31, 2000, discontinued the co-promotion agreement of ORTHO TRI-CYCLEN(R) to focus our selling efforts on the launch of ORTHO-PREFEST(TM). Under the amendment Ortho-McNeil agreed to compensate Women First $1.5 million for our sales efforts made through the first quarter of 2000 with respect to ORTHO TRI-CYCLEN(R). We recognized this payment as related party revenue in the first quarter 2000. In addition, Ortho McNeil agreed to compensate Women First $0.5 million for our agreement to add a limited non-compete provision to the agreement to expire three months following contract termination. This amount is being recognized as related party income on a straight-line basis over the remaining term of the agreement. Effective September 30, 2000 the co-promotion agreement was revised to terminate on December 31, 2000. The revision requires Ortho-McNeil to compensate Women First for sales calls made during 2000 plus a royalty on sales of ORTHO-PREFEST(TM). The Company has recorded revenue of $5.1 million under this arrangement for the third quarter 2000 for work performed from January through September 2000. In addition, the Company's Trialogue division received a contract to provide a medical education program in support of ORTHO-PREFEST(TM). We expect to recognize revenue and expense under this program in the fourth quarter 2000.

        In July 1999, we entered into a distribution and license agreement with Laboratoires Fournier S.A. under which we have the exclusive right (subject to exceptions) to market, use, distribute and sell the Esclim(TM) estradiol transdermal system in various dosages in the United States and Puerto Rico. We began selling and distributing the Esclim(TM) estradiol transdermal system in November 1999. The agreement requires us to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, of which $0.75 million was paid in 1999, $0.35 million was scheduled for payment in November 2000, and $0.35 million was scheduled for payment in November 2001. The Company and Laboratories Fournier have agreed to revise the contract to provide for reduced royalty pricing, to support managed care and group purchasing organization business, to maintain sample costs and to delay the November 2000 milestone payment for one year subject to the Company implementing a Phase IV study.

        In June 2000, we announced our reorganization into three distinct operating divisions: pharmaceutical, consumer, and corporate marketing. The pharmaceutical division will be responsible for marketing and sales of prescription products and the Daily Difference dietary supplement products. The consumer division will be responsible for marketing and sales of self-care products. The corporate marketing division, now called Trialogue, will be responsible for providing access to our network of opinion leaders and practicing clinicians through strategic marketing programs for sale to major pharmaceutical companies. Also as part of the restructuring, we announced the reduction of our sales force by approximately 50% to 75 field sales territories through which we will maintain primary national coverage.

        We have incurred significant losses since we were founded in November 1996. We had an accumulated deficit of $64.0 million as of September 30, 2000, and we expect to incur losses at least through the end of 2000. We believe that due to our limited operating history we are unable to accurately predict our future results of operations. Accordingly, our operating results should not be relied upon as an indication of future performance.

        RESULTS OF OPERATIONS

        Net Revenue. For the three and nine months ended September 30, 2000, total net revenue was $7.4 million and $20.7 million, respectively, as compared to $6.1 million and $15.4 million for the same periods in 1999.

        Revenue for the three months ended September 30, 2000 was derived from the pharmaceutical division ($5.3 million), consumer division ($1.8 million) and consumer marketing division, now called Trialogue ($0.3). For the same period in 1999, pharmaceutical, consumer and Trialogue revenue equaled $3.0 million, $1.7 million and $1.4 million respectively. Pharmaceutical revenue was impacted by the June 2000 restructuring which reduced the sales force almost by half and by $1.0 million provided for estimated returns of potentially dated Esclim(TM). Consumer revenue was unchanged from the prior year period.

        Revenue for the nine months ended September 30, 2000 was comprised of pharmaceutical revenues of $10.9 million, consumer division revenues of $6.5 million and Trialogue revenues of $3.3 million. For the 1999 period revenues totaled $8.8 million, $4.8 million and $1.8 million, respectively. Pharmaceutical revenues were negatively impacted by June 2000 restructuring which resulted in an almost 50% reduction in the sales force and by the $1.0 million provision discussed above. Consumer revenues have grown 34% over the prior year period as a result of continued expansion in the distribution of the catalogue. Trialogue revenues relate primarily to an education program for hormone replacement therapy begun in the third quarter 1999. A major portion of this program was completed in 2000.

        Revenues from ORTHO-EST(R) are down 65% from the prior year's three month period and down 53% from the prior year's nine month period as a result of our sales and marketing focus shifting to ORTHO-TRI-CYCLEN(R), Pravachol(R), and ORTHO-PREFEST(TM) in 2000. We revised the co-promotion agreement in March 2000 to discontinue our efforts on behalf of ORTHO-TRI-CYCLEN(R) to focus on ORTHO-PREFEST(TM). As noted above, we may not continue to promote Pravachol(R) because of inadequate revenue opportunities. Because of the revenue potential under the September 2000 contract revision, we continue to focus our sales efforts on the co-promotion of ORTHO-PREFEST(TM). At the expiration of the co-promotion agreement on December 31, 2000 our sales force will be primarily engaged in promoting ORTHO-EST(R) and Esclim(TM). We established a reserve of $1.0 million for the estimated return of potentially dated, low dosage Esclim(TM) due to insufficient demand. The reserve has created negative sales for the quarter and year to date. Both ORTHO-EST(R) and Esclim(TM) are promotion sensitive products and we expect revenues to improve in 2001.

        Included in the above amounts are related party revenue of $5.4 million and $9.7 million, respectively, for the three and nine months ended September 30, 2000. Related party revenue consists of work performed under our agreement with Ortho-McNeil to develop educational programs with an independent provider of continuing medical education programs and sales call made on behalf of ORTHO-PREFEST(TM) under terms of the revised co-promotion agreement.

        Costs and Expenses. Costs and expenses decreased $5.2 million to $10.2 million for the three months ended September 30, 2000 from $15.4 million for the equivalent prior period. Costs and expenses increased $5.4 million to $42.9 million for the nine months ended September 30, 2000 from $37.5 million for the prior year period. The decrease in costs for the three month periods is the result of the cost reduction activities undertaken as part of our restructuring in June 2000. The increase in costs and expenses for the nine month period reflects the continued build up of infrastructure and sales force in accordance with terms of the original co-promotion agreement.

        Cost of sales was $3.0 million, or 40.8% of total net revenue, for the three months ended September 30, 2000 as compared to $3.3 million, or 55.0% of total net revenue, for the same period in 1999. Cost of sales was $9.4 million, or 45.5% of total net revenue, for the nine months ended September 30, 2000 as compared to $9.6 million, or 62.1% of total net revenue, for the same period in 1999. Cost of sales consists primarily of amounts we pay to suppliers for products plus inventory valuation adjustments. Increases and decreases in cost of sales are primarily due to differences in the revenue mix in these periods and inventory adjustments and are therefore not directly comparable from one period to another. We recorded a lower of cost or market reserve for pharmaceutical products of $0.5 million in the three month period ended September 30, 2000 in accordance with generally accepted accounting principles.

        Marketing and sales expense was $5.7 million for the three months ended September 30, 2000 compared to $6.9 million for the three months ended September 30, 1999. Marketing and sales expense was $26.5 million for the nine months ended September 30, 2000 compared to $17.2 million for the prior year period. The decrease in the three month period was the result of cost reduction activities undertaken as part of our restructuring in June 2000. The increase in the nine month period was primarily due to the expansion of our sales organization to 150 territories for the launch of ORTHO-PREFEST(TM), pursuant to the co-promotion agreement with Ortho-McNeil. In addition, this increase reflects increased costs associated with education programs focused on hormone replacement therapy, catalog production, market research, product literature and professional samples. In connection with our reorganization, we reduced the size of our sales force.

        General and administrative expense decreased $1.5 million to $1.4 million for the three months ended September 30, 2000 from $2.9 million for the three months ended September 30, 1999. General and administrative expense decreased $2.1 million to $5.8 million for the nine months ended September 30, 2000 from $7.9 million for the prior nine month period. The decrease in these expenses was primarily due to decreases in employee related costs related to our restructuring in June 2000.

        Research and development expense was $0.1 million and $0.5 million for the three month and nine month periods ended September 30, 2000 compared to $0.6 million and $1.3 million, respectively in the comparable periods in 1999. Research and development expense consists primarily of salaries and regulatory costs associated with our product applications.

        We recorded restructuring charges of $0.7 million during the second quarter 2000. These charges reflect our efforts to increase effectiveness and efficiency by restructuring Women First into three operating divisions. The charges primarily pertain to the termination or resignation of approximately 65 management and sales employees. No further charges were incurred in the third quarter 2000 and all payments have been made as of September 30, 2000.

        In the third quarter of 1999, the Company recognized a write-down of assets and other charges amounting to $1.6 million consisting primarily of inventory write-downs and other costs associated with the closure of the Company's pharmacy operations and the Company's decision to discontinue certain consumer product activities.

        Loss from Operations. The loss from operations decreased $6.4 million to $2.9 million for the three months ended September 30, 2000 from $9.3 million for the same three months of 1999. Factors contributing to the decreased loss include increased revenue attributable to our sales calls on behalf of ORTHO-PREFEST and a reduction in costs and expenses resulting from cost reduction activities undertaken as part of our restructuring in June 2000. The loss from operations increased $0.1 million to $22.2 million for the nine months ended September 30, 2000 from $22.1 million from the year earlier period.

        Interest Income (Expense), net. Interest income, net was $0.3 million for the three months ended September 30, 2000, unchanged from the prior year period. Interest income, net increased $0.8 million to $1.0 million for the nine months ended September 30, 2000 from $0.2 million for the same period in 1999. Interest income, net consists primarily of earnings on our cash and cash equivalents netted against interest expense on short-term borrowings.

FACTORS AFFECTING RESULTS OF OPERATIONS

        We incurred operating losses of $30.8 million in the year ended December 31, 1999 and $22.2 million in the nine months ended September 30, 2000. Due to our short operating history, our revenues have varied and are difficult to forecast on a quarterly or annual basis. However, many of our expenses are fixed, especially in the short term. In addition, we are an early stage company that has incurred significant operating expenses associated with obtaining rights to market and distribute products, the expansion of our sales and marketing efforts and general and administrative activities. In June 2000 we took steps to reduce expenses by eliminating certain corporate overhead and, in recognition of lower than expected revenues, reduced our sales force by almost 50%. We expect continued variability in revenues as we realign our product mix as a result of ending our co-promotion of ORTHO-PREFEST. We have succeeded in stopping the growth of operating expenses and have actually experienced a decline in the three-month period ended September 30, 2000. Because of these factors, our results of operations have varied during our short operating history and we expect that they will continue to fluctuate, perhaps significantly, in the future. In addition, other factors may cause fluctuations in our revenues and results of operations, including the following:

        - the success or failure of our sales force in distributing and/or co-promoting our current product line and changes in market acceptance of those products,

        - our success or failure in executing under our asset transfer and supply agreement and co-promotion agreements,

        -       our ability to acquire new products,

        - legislative changes that affect our products and the way we market them and our ability to comply with new or existing regulations,

        - the amount and timing of expenditures for the expansion of our operations,

        -       the timing and growth of our consumer division,

        - changes in the competitive environment that could cause us to change our pricing or marketing strategy,

        - the effects our limited capital and needs for additional capital may have on our ability to meet the objectives we have set for our business, and

        - changes in the economic and market environment generally or in the health care industry.

        To the extent our revenues do not increase in line with our expenses, we may be unable to reduce spending commitments in a timely manner to compensate for any unexpected revenue shortfall and may experience significant unanticipated losses. As a result of these factors, our operating results in one or more future periods may fail to meet the expectations of investors. If we are unable to convince the investment community of the profit potential of our business model, our stock price will remain depressed. This, in turn, may cause our common stock to be delisted by the Nasdaq National Market. We were notified by Nasdaq on September 20, 2000 that we are in violation of Rule 4450(a)(5) because our common stock failed to maintain a minimum bid price of $1.00 for 30 consecutive trading days. We need to demonstrate compliance with this Rule by December 19, 2000. From September 20, 2000 through November 7, 2000, our stock has closed above $1.00 for a period in excess of ten consecutive trading days.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents were $11.2 million at September 30, 2000 compared to $18.2 million at June 30, 2000 and $32.7 million at December 31, 1999. At September 30, 2000, our working capital totaled $10.5 million compared to $12.7 million at June 30, 2000 and $30.5 million at December 31, 1999.

        Our primary source of liquidity has been proceeds from private placements of our equity securities and the initial public offering of common stock. Between January 1998 and February 1999 we issued 2,200,000 shares of Series A Preferred Stock (equivalent to 4,026,000 shares of common stock) and warrants for net proceeds of $21.1 million.

        In addition, in March 1999, we issued $7.5 million of short-term notes and warrants to purchase 60,756 shares of common stock in a private placement for net proceeds of $7.5 million. In August 1999, the Company repaid $7.2 million representing all principal outstanding plus accrued interest on the short-term notes issued in March 1999, with the exception of $0.25 million in principal, which was repaid in October 1999.

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

        Net cash used in operating activities was $21.3 million for the nine months ended September 30, 2000 and was $17.0 million for the same period in 1999. Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2000 and was $3.2 million for the same period in 1999, consisting of net capital expenditures and the deferred cash payment for the acquisition of As We Change, LLC in 1999. Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2000 and was $56.9 million for the same period in 1999, primarily consisting of the net proceeds from the issuance of equity securities, short-term notes and warrants.

        For the nine months ended September 30, 2000, we made net capital expenditures of $0.4 million primarily for computer equipment and web site development. We made net capital expenditures of $0.4 million during the nine months ended September 30, 1999, primarily for computer equipment, development of our Internet site and acquisition of licenses and other assets.

        In July 1999, we entered into a distribution and license agreement with Laboratoires Fournier S.A. under which we have the exclusive right (subject to exceptions) to market, use, distribute and sell the Esclim(TM) estradiol transdermal system in various dosages in the United States and Puerto Rico. The agreement requires us to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, of which $0.75 million was paid in 1999, and $0.7 million will be paid in 2001 under terms of the pending contract revision discussed above.

        From inception through June 30, 2000 we experienced a substantial increase in our expenditures, primarily in the expansion of our sales organization and in our operations and internal staffing. Our co-promotion agreement with Ortho-McNeil required us to commit at least 150 sales representatives to co-promote ORTHO-PREFEST(TM) under the agreement in each of 2000, 2001 and 2002. As noted above, this agreement has been revised effective September 30, 2000 and we are no longer required to maintain a minimum number of sales representatives. Accordingly, expenditures in this area have been reduced significantly.

        We were also obligated to make significant minimum payments to Ortho-McNeil under our distribution agreement for ORTHO-EST(R). That agreement has also been revised. Our minimum purchase commitment for ORTHO-EST(R) is $4.7 million in 2000 and nothing thereafter.

        Although we expect our existing cash balances and our revenues to be sufficient to meet our working capital needs through year end 2001, we may need additional financing in 2001 to fund our operations, acquire new products, make planned capital expenditures and meet our minimum purchase commitments. Certain activities may be curtailed to conserve existing cash balances. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain credit facilities. We currently do not have any lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We cannot give any assurances that we will be able to raise any capital on terms acceptable to Women First or at all. The extent of our needs for additional liquidity will depend on our future operating performance, which is itself dependent on a number of factors, many of which we cannot control, including prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting our business operations.

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

                                     PART II


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In March 1999, Women First filed a registration statement under the Securities Act of 1933 to sell up to 4.5 million shares of common stock in its Initial Public Offering ("IPO"). The effective date of the registration statement was June 28, 1999, under Commission File No. 333-74367. The offering was managed by Allen & Company Incorporated and Needham & Company, Inc. and closed on July 1, 1999 after Women First sold an aggregate of 4.5 million shares of common stock at an initial public offering price per share of $11.00. On July 21, 1999, Women First sold an additional 675,000 shares of common stock at an initial public offering price per share of $11.00 upon the underwriters' exercise in full of their over-allotment option. The IPO, including the underwriters' exercise of their over-allotment option, resulted in gross proceeds to us of $56.9 million, $4.0 million of which was applied toward the underwriting discount. Other expenses related to the offering totaled approximately $1.5 million. Our net proceeds totaled $51.4 million, all of which were deposited into our accounts in July 1999. Since the completion of our offering in July 1999, the net offering proceeds have been applied to approximately $7.5 million to repay short-term notes issued in March 1999, $0.75 million to develop and acquire rights to additional products, $0.7 million to purchase machinery, equipment and leasehold improvements, and $35.8 million for working capital and other general corporate purposes. John Simon, a former Director of Women First, is a managing director with Allen & Company Incorporated.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a)     The Company held its Annual Meeting on September 12, 2000.

        (b) Richard Rubin received 15,070,014 votes and was elected as a Director of the Company at this meeting. Total votes withheld from Rubin were 135,869. Nathan Kase, Anthony Maris, Edward Calesa, David Hale and Gary Parlin are Directors of the Company whose terms continue after the Annual Meeting.

        (c) The security holders were asked to vote upon a proposal to approve amendments to the Company's 1998 Long-Term Incentive Plan which, among other things, increased the number of common shares available for issuance thereunder from 2,249,985 to 2,949,985. 13,175,782 votes were cast for, 2,018,173 against.
                There were 11,928 abstentations. Management submitted the selection of Ernst & Young as the Company's independent auditors to the security holders for ratification. 15,019,371 votes were cast for, 174,184 against. There were 12,328 abstentations.


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

        We have incurred significant losses since we were founded in November 1996. We have an accumulated deficit of $64.1 million through September 30, 2000, and we expect to incur losses at least through the end of 2000. We may not successfully complete the transition to successful operations or profitability. Early stage companies such as ours frequently encounter problems, delays and expenses including, but not limited to, unanticipated problems and additional costs related to marketing, competition and product acquisitions and development. These problems may be beyond our control, and in any event, could adversely affect our results of operations. See "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        Our previous product agreements with Ortho-McNeil required us to make minimum payments (in the case of ORTHO-EST(R)) or make a minimum number of sales calls regardless of the actual sales of product covered by the agreement (in the case of ORTHO-PREFEST). These agreements have been revised in the third quarter 2000. Under the new ORTHO-EST(R) agreement, we have purchased the minimum amount of inventory required for 2000 and therefore met the minimum payment requirement. Beginning January 1, 2001 there is no minimum purchase requirement. Under the revised ORTHO-PREFEST agreement, our compensation for 2000 is based on actual sales calls. There is no requirement for a minimum number of sales calls. Both agreements permit termination by the other party if we breach our obligations under the contracts, experience a change of control or enter bankruptcy.

        Our co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group relating to the cholesterol-lowering drug Pravachol(R) provides that Bristol-Myers Squibb may terminate the agreement in the event that prescriptions written in the United States by OB/GYNs do not exceed specified minimum amounts. These specified minimum amounts increase quarterly in the first year and yearly from year to year thereafter. These minimum amounts require us to exceed a baseline amount to earn a performance fee under the agreement. By amendment effective April 1, 2000, Bristol-Myers Squibb and Women First restructured the agreement to reduce the baseline amounts. The amendment reduced the group of physicians to which we may co-promote Pravachol(R). For the six month period through June 30, 2000, the Company recorded revenue of $0.1 million. We have not booked any revenue under this arrangement for the three month period ended September 30, 2000. We have been unable to modify the agreement to improve our revenue opportunities and therefore we may not continue to promote Pravachol(R).

        In July 1999, we entered into a distribution and license agreement with Laboratoires Fournier S.A. under which we have been granted the exclusive right (subject to exceptions) to market, distribute and sell the Esclim(TM) estradiol transdermal system in various dosages in the United States and Puerto Rico. Women First and Fournier have agreed to revise the contract. The original agreement required us to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, of which $0.75 million was paid in 1999, $0.35 million was scheduled for payment in November 2000, and $0.35 million was scheduled for payment in November 2001. Both payments are now due in November 2001.

Fournier retains the right to terminate the agreement if we fail to achieve certain minimum sales levels or if we fail to make certain minimum sales calls.

        We are uncertain of our ability to obtain additional financing for our future capital needs. If we are unable to obtain additional financing, we may not be able to continue to operate our business. Although we expect our existing cash balances and our revenues to be sufficient to meet our working capital needs through year end 2001, we may need additional financing in 2001 to fund our operations, acquire new products, make planned capital expenditures and meet our minimum purchase commitments. Additional funding may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to curtail significantly or defer one or more of our marketing or educational programs or to limit or postpone obtaining new products through license, acquisition or co-promotion agreements. We also may need to undertake further reorganizations or downsizings to preserve capital. If we raise additional funds through the issuance of equity securities, the percentage ownership of our then-current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, these new securities may have certain rights, preferences and privileges senior to those of the holders of our common stock, and the terms of these debt securities could impose restrictions on our operations.

        We might not be able to satisfy the requirements of the Nasdaq Stock Market for continued listing of our common stock on the Nasdaq National Market. The rules of the Nasdaq Stock Market require that companies listed on the Nasdaq National Market satisfy certain requirements for listing. On September 20, 2000 we were notified by Nasdaq that our common stock failed to maintain a minimum bid price of $1.00 for 30 days as required for continued listing. In accordance with Nasdaq rules, we have until December 19, 2000 to come into compliance with this rule. If Nasdaq delists the common stock from the National Market, our stockholders' ability to buy and sell shares of our common stock and our ability to enter into future equity financing transactions or to effect an acquisition or merger with other businesses could be adversely affected.

        If midlife women do not use, and their clinicians do not recommend, the products we offer, we will continue to experience significant losses. The market acceptance of these products will depend on, among other factors:

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

        Our asset transfer and supply agreement with Ortho-McNeil for ORTHO-EST(R) requires us to obtain replacement sources of supply for ORTHO-EST(R) before April 2002. Our failure to do so will result in Women First paying significantly higher prices for product acquired after that date. If we have not obtained a replacement source of supply by June 2003, our license for ORTHO-EST(R) will be terminated.

        Our quarterly financial results are likely to fluctuate, perhaps significantly, and may fail to meet or exceed the expectations of investors, which could cause the price of our stock to continue to be depressed. Quarterly operating results may fluctuate significantly based on factors such as:

        - whether we achieve the minimum performance levels to receive compensation under our agreement with Bristol-Myers Squibb and Laboratories Fournier,

        - whether we achieve the specified sales calls to receive compensation under our agreements with Ortho-McNeil and Laboratories Fournier,

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

        Due to our short operating history, the change in our product mix beginning in 2001 as a result of terminating our co-promotion of ORTHO-PREFEST and difficulty in predicting demand for the products we offer, we are unable to accurately forecast our revenues. As a result, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of investors, which could continue to depress our stock price.

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

        The pharmaceutical products we offer face significant competition. ORTHO-PREFEST(TM), the new oral combination HRT product, ORTHO-EST, the oral estrogen product, and the Esclim(TM) estradiol transdermal system compete in the hormone replacement therapy market. The primary competition in this market is Wyeth-Ayerst Pharmaceuticals, Inc., a division of American Home Products, which markets Premarin, an oral estrogen product, and Prempro and Premphase, combination oral estrogen and progestin products. The HRT products we market also compete with HRT products marketed by Pfizer, Solvay Pharmaceuticals, Inc., Duramed Pharmaceuticals, Inc., and others, as well as generic HRT products. The HRT products we market also compete with non-hormonal replacement therapy products marketed by Merck & Co., Inc. and Eli Lilly & Company. In addition, the Esclim(TM) estradiol transdermal system competes with estrogen-only patch products marketed by Berlex Laboratories, Watson Laboratories, Inc., and Novogyne Pharmaceuticals and combination estrogen/progestin patch products marketed by Rhone-Poulenc Rorer Pharmaceuticals, Inc. The Pravachol product competes with other cholesterol-lowering products marketed by Merck & Co., Inc., Pfizer, Inc., Novartis Pharmaceuticals Corporation and Bayer Corporation. Each of these competitors has substantially greater marketing, sales and financial resources than we do.

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

        Our ability to market new and existing pharmaceutical products depends in part on whether health care payors, including government authorities, private health insurers, health maintenance organizations and managed care organizations, will provide sufficient reimbursement for the products we offer. Any failure to obtain reimbursement could require us to discontinue sales of a particular product and could harm our results of operations. In particular, sales of the ORTHO-EST(R) oral estrogen product may be adversely affected by formularies that require substitution of generics on prescriptions written for these products unless the physician indicates "dispense as written" on the prescription. In a similar fashion, sales of Esclim(TM) estradiol transdermal system could be subject to therapeutic substitution.

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

        Our management and existing stockholders will retain substantial control over our voting stock and can make decisions that could adversely affect our business and our stock price. As of November 7, 2000, Edward F. Calesa and Randi
C. Crawford jointly own approximately 36.2% of our common stock. Ms. Crawford is Mr. Calesa's daughter. Johnson & Johnson Development Corporation, a subsidiary of Johnson & Johnson, owns approximately 12.1% of our common stock. Our present directors, executive officers and principal stockholders as a group beneficially own approximately 57.5% of the outstanding common stock. Accordingly, if all or certain of such stockholders were to act together, they would be able to exercise significant influence over or control the election of our Board of Directors, the management and policies of Women First and the outcome of certain corporate transactions or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

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

        Sales of substantial numbers of shares of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock and make it more difficult for us to raise funds through equity offerings in the future. As of November 7, 2000, we had 17,505,173 shares of common stock outstanding. All of these shares are eligible for sale in the public market. An additional 2,029,000 shares of common stock are issuable upon the exercise of outstanding options and warrants, although a significant number of our outstanding options are subject to vesting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:
                10.1a    ORTHO-EST(R) Asset Transfer & Supply Agreement effective
                         September 30, 2000 between Women First HealthCare, Inc.
                         and Ortho-McNeil Pharmaceutical, Inc.

                10.1b    ORTHO-PREFEST Co-Promotion Agreement effective September
                         30, 2000 between Women First HealthCare, Inc. and
                         Ortho-McNeil Pharmaceutical, Inc.

                27.1     Financial Data Schedule

        (b) No reports on Form 8-K were filed during the three-month period ended September 30, 2000.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Women First HealthCare, Inc.


Date:  November 13, 2000              By:  /s/ Charles M. Caporale
                                         ---------------------------------------
                                      Charles M. Caporale
                                      Vice President and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)