Form 10-K
period 2000-12-31
WOMEN FIRST HEALTHCARE INC
filed 2001-03-30
CIK 1081004

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                         COMMISSION FILE NUMBER 0-26487

                          WOMEN FIRST HEALTHCARE, INC.
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-3919601
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

       12220 EL CAMINO REAL, SUITE 400,                            92130
            SAN DIEGO, CALIFORNIA                                (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of February 28, 2001, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $19,337,000, based on the closing price of the Company's Common Stock on the Nasdaq National Market on February 28, 2001 of $2.25 per share.

    As of February 28, 2001, 17,606,809 shares of registrant's Common Stock, $.001 par value, were outstanding.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   14
Item 3.    Legal Proceedings...........................................   15
Item 4.    Submission of Matters to a Vote of Security Holders.........   15

PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   16
Item 6.    Selected Consolidated Financial Information.................   17
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   19
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................   28
Item 8.    Financial Statements and Supplementary Data.................   28
Item 9.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure....................................   28

PART III
Item 10.   Directors and Executive Officers of the Registrant..........   29
Item 11.   Executive Compensation......................................   29
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   29
Item 13.   Certain Relationships and Related Transactions..............   29

PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   29

                                     PART I

ITEM 1. BUSINESS

     The discussion of Women First HealthCare, Inc.'s business contained in this Report may include certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties. For a discussion of factors that may affect the outcome projected in such statements, see "Risks and Uncertainties" on pages 9 through 14 of this Report on Form 10-K. While the forward-looking statements contained in this Report represent our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance listed below. We undertake no obligation to update them or to explain why actual results may differ based on the events and circumstances arising after the date of this annual report.

OVERVIEW

     Women First HealthCare, Inc. is a specialty pharmaceutical company dedicated to improving the health and well-being of midlife women. Our mission is to help midlife women make informed choices about their physical and emotional health and to provide pharmaceutical products, self-care products and information to help these women improve the quality of their lives. We market these products in the United States through a number of channels including our dedicated sales force, our direct-to-consumer marketing programs through our internet sites, womenfirst.com and aswechange.com, and through our national As We Change(R) catalog.

     The pharmaceutical products we offer include Ortho-Est(R) Tablets, an oral estrogen product used for hormonal replenishment therapy (HRT), and the Esclim(TM) estradiol transdermal system, for which we have an exclusive license from Laboratoires Fournier S.A. We distributed Ortho-Est(R) Tablets during 2000 pursuant to an agreement with Ortho-McNeil Pharmaceutical, Inc. In September 2000, we entered into agreements with Ortho-McNeil to acquire the rights to Ortho-Est(R) Tablets effective January 1, 2001 and terminate our distribution relationship. In 2000, we also offered Pravachol(R), a leading cholesterol-lowering drug, that we co-promoted with Bristol-Myers Squibb U.S. Pharmaceuticals Group, and Ortho-Prefest(R), a combination hormonal replenishment therapy (HRT) product, which we co-promoted under a co-promotion agreement with Ortho-McNeil Pharmaceutical, Inc. During the first quarter of 2000, we offered Ortho Tri-Cyclen(R), a leading oral contraceptive, under a co-promotion agreement with Ortho-McNeil Pharmaceutical. We have notified Bristol Myers Squibb of our intention to cancel our co-promotion agreement relating to Pravachol(R) effective March 31, 2001, and we have terminated our co-promotion agreement with Ortho-McNeil relating to Ortho-Prefest(R) and Ortho Tri-Cyclen(R).

     Our self-care products include a broad array of nutritional, skin, beauty, herbal, exercise, libido, wellness and other products that we sell through our national mail-order catalog, As We Change(R) and our internet retailers, womenfirst.com and aswechange.com. During 2000, we began offering Women First(TM) Daily Difference(TM), a line of dietary supplements developed in consultation with the Tufts University School of Nutrition Science and Policy and supported by the National Association of Nurse Practitioners in Women's Health.

INDUSTRY TRENDS

     We believe that the markets for pharmaceutical and self-care products for midlife women are growing because of the following trends:

     - a significant and expanding population of midlife women as the "baby boom" generation ages,

     - the expanding roles of OB/GYNs, nurse practitioners and physician's assistants focused on women's health,

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

     The U.S. Census Bureau projects that there are approximately 60 million women in the United States between the ages of 35 and 69. That number is expected to grow to 67 million women by the year 2010.

     As women transition through menopause, their bodies begin to reduce the production of the steroid hormones, estrogen and progesterone. Studies have shown that with the significant loss of estrogen and progesterone production after menopause, the long-term health care needs of women change significantly. Among other things, women experience changes in their cardiovascular, skeletal, neurologic, urologic and reproductive systems and may experience changes in their sexual and emotional needs. Studies have shown that HRT alleviates the symptoms commonly associated with menopause and may reduce the risk of cardiovascular disease and osteoporosis. However, some women experience side effects associated with HRT including bloating, weight gain, breast tenderness, headaches, nausea and breakthrough bleeding. In addition, women may not initiate HRT due to a perceived risk of breast cancer. According to IMS Health, pharmaceutical sales for HRT in the United States were approximately $2.5 billion in 2000.

     While there is no cure for osteoporosis, estrogen is approved by the FDA to treat the disease. The National Osteoporosis Foundation estimates that 22 million women have, or are at a high risk of developing, osteoporosis which leads to bone fragility and an increased risk of fracture of the hip, spine, and wrist. There are approximately 250,000 hip fractures each year in women.

STRATEGY

     Our objective is to become a premier marketer of health care products for midlife women by responding to current industry trends and by establishing Women First as a widely recognized source of pharmaceutical and self-care products targeted at this group of women. We are implementing the following strategies in order to achieve this goal:

     Use our Health Advisory Board for guidance. Our Health Advisory Board (HAB) is comprised of world class opinion leaders and experts in women's health. These experts represent varied specialties and provide guidance in our selection of pharmaceutical products. They also serve as a trusted and respected source of information for clinicians and patients.

     Enhance sales through targeted marketing efforts. We are focused on reaching our target market of 60 million midlife women through our sales and marketing programs to OB/GYNs, nurse practitioners and physician's assistants focused on women's health and our direct-to-consumer internet and catalog marketing programs. We employ our 60 sales representatives to market our pharmaceutical products throughout the United States, with a primary emphasis on OB/GYNs, nurse practitioners and physician's assistants focused on women's health. Our four national account managers focus on placing our products on formulary at managed care organizations. We market our self-care products to midlife women through a comprehensive direct-to-consumer marketing program that includes the As We Change(R) catalog, as well as the womenfirst.com and aswechange.com internet sites.

     Establish "womenfirst.com" as a valuable resource for midlife women. We believe that midlife women are actively seeking credible and comprehensive information regarding their health concerns as well as opportunities to purchase products related to their particular needs. Our internet site, womenfirst.com, contains extensive information for women, including a letter from the Chairman of our Health Advisory Board that women can download and take to their clinician as rationale for prescribing our products. Our aswechange.com internet site contains a carefully selected array of self-care and lifestyle products. These sites provide an effective platform to market the self-care products we currently offer and, in the future, to promote the products of other companies that are targeted to midlife women.

     Seek product acquisition opportunities. We plan to expand the range of products we offer midlife women by obtaining rights to market and sell branded pharmaceutical and self-care products to these women. We are focused on acquiring promotion sensitive products that are currently utilized by OB/GYNs but are no longer actively marketed by pharmaceutical companies. We are seeking products to treat the conditions and diseases affecting midlife women, such as menopause, reduced libido, pain, osteoporosis, depression, weight management and infection.

PRODUCTS

  Pharmaceutical Products

     We began selling and distributing Ortho-Est(R) Tablets (estropipate), a soybean-derived estrogen product, through wholesale and retail channels pursuant to an exclusive distribution agreement with Ortho-McNeil Pharmaceutical in July 1998. Ortho-Est(R) Tablets are available on the market in the United States in two strengths, .625mg and 1.25mg. Ortho-Est(R) Tablets replenish declining estrogen levels in midlife women with estrone, the principal type of estrogen that the body makes following menopause. We terminated the distribution agreement relating to Ortho-Est(R) Tablets effective September 30, 2000 and entered into an Ortho-Est(R) Asset Transfer and Supply Agreement pursuant to which Ortho-McNeil transferred to us all of its right, title and interest in Ortho-Est(R) Tablets effective January 1, 2001 and granted us an exclusive license to use the trademark "Ortho-Est(R)." Under the new agreement, we will have the right to continue to buy product from Ortho-McNeil until we find a replacement manufacturer. The prices we pay for product under the new agreement will equal Ortho-McNeil's fully burdened cost. We have until April 2002 to find a replacement manufacturer.

     In November 1999, we initiated sales and distribution of the Esclim(TM) estradiol transdermal system, an estrogen patch system that releases small amounts of 17 Beta-estradiol, the main estrogen produced in the ovaries, through the skin on a continuous basis. Esclim(TM) replenishes declining levels of estradiol using a patented matrix technology. Under our distribution and license agreement with Laboratoires Fournier S.A., as amended, Women First has the exclusive right to promote, sell, and distribute the Esclim(TM) product line in the United States and Puerto Rico. The product, a patch that is changed twice a week, is available in a range of dosage strengths including 0.025, 0.0375, 0.05,
0.075 and 1.0 mg. The Esclim(TM) product, which received FDA approval in August 1998, is the leading transdermal estrogen product in France and has been launched in a number of European countries and Canada.

     In December 2000 we signed a nationwide purchasing agreement with Novation, the largest supply cost management company in health care, for Esclim(TM). Under terms of the agreement effective December 15, 2000, the Esclim(TM) estrogen transdermal patch system will be available to the 7,400 health care organizations that purchase supplies through Novation contracts. In addition, in March 2001, we signed a formulary partnership agreement for the Esclim(TM) product with AdvancePCS, a leading pharmacy benefit services organization. Under the terms of the two-year agreement, all doses of the Esclim(TM) product will be added to the Advance PCS National Formulary, distributed to nearly 400,000 practicing physicians. We expect the agreement will increase revenue opportunities for the Esclim(TM) product and improve our ability to contract with additional pharmacy benefit services and managed care organizations.

     In January 2000, we began to co-promote Ortho-Prefest(R) (17 Beta-estradiol/norgestimate), a new oral combination estrogen and progestin HRT product that received FDA approval in October 1999. Pursuant to our co-promotion agreement with Ortho-McNeil Pharmaceutical, Women First promoted Ortho-Prefest(R) to designated OB/GYNs, primary care physicians, nurse practitioners and physician's assistants focused on women's health care in the United States and Puerto Rico. We amended this agreement in September 2000 to terminate our co-promotion efforts on December 31, 2000.

     We obtained the right to market Pravachol(R) (pravastatin sodium), an HMG-CoA reductase inhibitor or "statin," to designated OB/GYNs, nurse practitioners and physician's assistants associated with OB/GYN practices pursuant to a co-promotion agreement with Bristol-Myers Squibb in March 1999, and began our co-promotional efforts in relation to this product in the second quarter 1999. We amended the agreement effective April 1, 2000 to reduce the baseline amounts and improve our chances of recognizing revenue under the agreement. This amendment did not significantly improve the revenue opportunities under this arrangement, and we have notified Bristol-Myers Squibb of our intention to cancel the agreement effective March 31, 2001.

     Effective as of March 31, 2000, Women First discontinued the co-promotion of Ortho Tri-Cyclen(R), a leading oral contraceptive, which had been offered under a co-promotion agreement with Ortho-McNeil Pharmaceutical.

  Self-Care Products

     We offer a variety of self-care products to midlife women through our subsidiary As We Change, LLC, a national mail order catalog and internet retailer directed at midlife women, and through our internet sites, womenfirst.com and aswechange.com. Self-care products include the Women First(TM) Daily Difference(TM) line of dietary supplements formulated for us by the Tufts School of Nutritional Science and Policy and supported by the National Association of Nurse Practitioners in Women's Health. The As We Change(R) catalog offers women a range of more than 200 products designed to meet the needs of women at midlife.

  Other Products

     In September 1998, we entered into an exclusive licensing arrangement with CHPNC, LLC, pursuant to which we have the exclusive right to manufacture, market and sell a product entitled, "Benefit: Risk Assessment Model." We funded the development of this product, a patient health questionnaire and software program that assesses a woman's risk for developing heart disease, breast cancer and osteoporosis. This product has not met our expectations and we are attempting to sell our interest in it.

MARKETING AND SALES

  Pharmaceutical Products

     In August 2000, there were approximately 35,000 board certified OB/GYNs in the United States. We have recruited and trained a direct pharmaceutical field sales organization of 60 sales representatives to market pharmaceutical products to these practices. We intend to hire additional sales representatives as warranted by the growth of our business. To optimize our sales efforts, we have prioritized OB/GYNs based on the frequency with which they prescribe hormonal replenishment therapy products. We have also hired a staff to support the field sales force, including a marketing and regulatory department, customer service representatives, sales trainers and sales and contract administrators.

  Internet

     We shifted the focus of our Internet site in 2000 from a content site to a commercial site that supports our pharmaceutical products. In March 2000 we launched a Professional Gateway to provide professional materials for OB/GYNs. Through the womenfirst.com site, we provide access to all of the products sold through our catalog, As We Change(R). In late 2000, we made a number of enhancements to our aswechange.com site to further support our catalog business.

  As We Change

     Our As We Change, LLC subsidiary offers a broad array of self-care products including nutritional, skin, beauty, herbal, exercise, libido, wellness and personal care products. The As We Change(R) catalog features private label products that are tailored to meet the individual lifestyle needs of women. As We Change(R) has developed a sophisticated infrastructure including a call center with telephone and internet customer support capability, warehouse and shipping, new product screening and sourcing, catalog design and production, database and circulation management and e-commerce. We are developing an offshoot of the catalog that supports our pharmaceutical products and can be delivered to the clinician's office for use by midlife women.

EDUCATIONAL AND SUPPORT PROGRAMS

     The Women First(TM) Clinician Education Program. Our Health Advisory Board has developed the content for a midlife health education program entitled "Gateway to Midlife Health -- A Better Way(TM)" to educate OB/GYNs and primary care physicians, nurse practitioners and physician's assistants focused on women's health with the goal of improving the diagnosis and treatment of midlife conditions and diseases. Three additional programs for OB/GYNs and nurse practitioners and physician's assistants focused on women's health have also been offered, "Managing Cardiovascular Risk in Women -- A Better Way(TM)," "Lifetime Hormonal Management -- A Better Way(TM)" and "Lifetime Hormonal Management -- Patient Acceptance of HRT." The first of these programs was sponsored by Bristol-Myers Squibb and Women First, and the latter two are supported through an educational grant from Ortho-McNeil Pharmaceutical and Women First. The "Lifetime Hormonal Management -- A Better Way(TM)" program is sponsored by the Keck School of Medicine of the University of Southern California in cooperation with the Mount Sinai School of Medicine.

     We have also developed a patient handbook called "A Better Way(TM) to Midlife Health -- Your Personal Guide" that provides information to women about midlife health issues including menopause.

MANUFACTURING AND LOGISTICS

     We intend to source the products we offer through manufacturing agreements with third-party manufacturers. The third-party manufacturers will be responsible for receipt and storage of raw materials, production, packaging, labeling and shipping of finished goods. With regards to our pharmaceutical products, we currently have arrangements with Laboratoires Fournier S.A. for the supply of the Esclim(TM) estradiol transdermal system and with Ortho-McNeil Pharmaceutical for the supply of the Ortho-Est(R) Tablets. However, the Ortho-Est(R) Asset Transfer and Supply Agreement contract that we negotiated in September 2000 requires us to establish our own manufacturing capability by April 2002. Bristol-Myers Squibb is responsible for the supply of the Pravachol(R) product in all distribution channels. For more information about our sources of supply, see "Risks and Uncertainties" on pages 9 through 14 of this Report on Form 10-K.

     We have engaged Livingston Healthcare Services, Inc. for the distribution of pharmaceutical products to wholesalers, pharmacies and hospitals and to provide logistics management for the products we distribute.

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

  Pharmaceutical Products

     The pharmaceutical products we offer face significant competition. Ortho-Est(R) Tablets and the Esclim(TM) estradiol transdermal system compete in the hormone replenishment therapy market. This market is dominated by Wyeth-Ayerst Laboratories, Inc., a division of American Home Products Corporation, which markets Premarin(R), an oral estrogen product, and Prempro(TM) and Premphase(R), combination oral estrogen and progestin products. The HRT products we market also compete with HRT products marketed by Parke-Davis, a division of Pfizer, Solvay Pharmaceuticals, Inc., Duramed Pharmaceuticals, Inc., Pharmacia Corporation, and others, as well as generic HRT products. The HRT products we market also compete with non-hormonal replenishment therapy products marketed by Merck & Co., Inc. and Eli Lilly & Company. In addition, the Esclim(TM) estradiol transdermal system competes with estrogen and combination estrogen/progestin patch products marketed by Berlex Laboratories, Watson Laboratories, Inc., Novogyne Pharmaceuticals and Aventis Pharma AG. Each of these competitors has substantially greater marketing, sales and financial resources than we do.

     In addition to our industry competitors, we compete against the non-use of HRT by women caused by fears of cancer.

  Self-Care Products

     Competition for the self-care products we offer is significant. As We Change(R) competes with a number of catalog companies and internet retailers focusing on self-care products. Transitions for Women(R) offers a range of nutritional and herbal products for midlife women and Well & Good(TM), Feel Good(TM), Solutions(R), InteliHealth HealthyHome(TM) and Harmony(TM) market and sell general lifestyle and personal care products.

     Our Daily Difference(TM) dietary supplements face substantial competition from products such as Centrum(R), marketed by Whitehall-Robins Healthcare, Natrol(R) marketed by Natrol, Inc., Nature Made(R), marketed by Nature Made Nutritional Products, One-A-Day(R), marketed by Bayer Corporation, Theragran(R) and Theragran-M(R), marketed by Bristol-Myers Squibb, Viactiv(R), marketed by Mead Johnson Nutritionals and Myadec(R), marketed by Parke-Davis. Each of these competitors has substantially greater marketing, sales and financial resources than we do.

  Other Education and Support Programs

     Our educational programs will compete with programs that have been developed by medical professionals and non-professionals alike. Our internet site, womenfirst.com, will compete with other internet sites focused on women's health as well as sites focused on health care issues in general, such as cbs.medscape.com, nih.gov, healthfinder.gov, reutershealth.com, drkoop.com, and webmd.com.

PRODUCT AGREEMENTS

     Ortho-Est(R) Tablets. In July 1998, we entered into a distribution agreement with Ortho-McNeil Pharmaceutical, Inc. for Ortho-Est(R) Tablets that we market and distribute exclusively in the United States and Puerto Rico. The distribution agreement required us to make minimum aggregate payments totaling $47.5 million to Ortho-McNeil over the life of the contract regardless of the actual sales performance of the product. If our annual purchases of Ortho-Est(R) Tablets exceeded our minimum payments, we were entitled to the amount of this excess less specified royalties and manufacturing costs. This agreement was terminated effective September 30, 2000 and we entered into a new agreement, the Ortho-Est(R) Asset Transfer & Supply Agreement, with Ortho-McNeil. Under terms of the new agreement, Ortho-McNeil transferred to us all of its right, title and interest in Ortho-Est(R) Tablets effective January 1, 2001 and granted us an exclusive license to use the "Ortho-Est(R)" trademark effective January 1, 2001 until June 1, 2008. The new agreement reduced the minimum payment in 2000 from $5.4 million to $4.7 million. No further payments are required under the new agreement. Under the new agreement, we will have the right to continue to buy product from Ortho-McNeil until we find a replacement manufacturer. The prices we pay for product under the new agreement will equal Ortho-McNeil's fully burdened cost. We have until April 2002 to find a replacement manufacturer.

     Esclim(TM). In July 1999, we entered into a distribution and license agreement with Laboratoires Fournier S.A. under which we have been granted the exclusive right (subject to exceptions) to market, use, distribute and sell the Esclim(TM) estradiol transdermal system in various dosages in the United States and Puerto Rico. The agreement requires us to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, of which $0.75 million was paid in 1999, $0.35 million was scheduled for payment in November 2000, and $0.35 million is scheduled for payment in November 2001. In November 2000, we and Laboratoires Fournier revised the contract to improve our ability to contract with managed care and group purchasing organizations, and to delay the November 2000 milestone payment for one year, subject to our implementing a Phase IV study. We implemented the Phase IV study in March 2001. The agreement provides that Fournier is solely responsible for the manufacture of the product and for quality assurance, quality control and other aspects of manufacturing the product, except that after payment of the initial license fees, Fournier has transferred to us responsibility for the New Drug Application filed with the FDA with respect to the product. We are solely responsible for U.S. customs clearance, sales, marketing, advertising, distribution of the product and for handling product complaints.

     Ortho-Prefest(R) and Ortho Tri-Cyclen(R). We obtained the right to co-promote the Ortho-Prefest(R) and Ortho Tri-Cyclen(R) products in the United States and Puerto Rico to designated physicians and nurse practitioners in the field of women's health care pursuant to a co-promotion agreement with Ortho-McNeil Pharmaceutical effective July 1, 1999 and continuing through December 31, 2002 unless earlier terminated. We amended the co-promotion agreement in March 2000 to remove Ortho Tri-Cyclen(R) and amended the agreement in September 2000 to terminate our efforts on behalf of Ortho-Prefest(R) effective December 31, 2000.

     Under the terms of the September 2000 amendment, Ortho-McNeil compensated us for sales calls made in 2000 in support of Ortho-Prefest(R). We were responsible for our costs in promoting the product covered by the agreement and our out-of-pocket expenses in training our sales force, except for the costs of certain promotional materials, training materials and expenses and product samples which were provided by Ortho-McNeil. The amended agreement prohibits us from marketing, promoting, selling or distributing any prescription contraceptive or prescription hormonal replenishment therapy product other than Ortho-Est(R) and an estrogen patch product. This non-compete clause expires March 31, 2001.

     Pravachol(R). We amended our agreement with Bristol-Meyers Squibb for the co-promotion of Pravachol(R), a cholesterol lowering drug, in April 2000 to improve our revenue opportunities. Our efforts to further amend the agreement were not successful, and we have notified Bristol-Myers Squibb of our intention to cancel the contract effective March 31, 2001 under the agreement.

     Benefit:Risk Assessment Model. In September 1998 we entered into a license agreement with CHPNC, LLC to develop a patient health questionnaire and software program related to hormonal replenishment therapy. Under the agreement, we have paid a development fee in the amount of $900,000, of which we charged $275,000 to operations in 1998 and $625,000 in 1999. The agreement provides for minimum royalties of $100,000 per year beginning in 2001 to retain exclusive rights. The license also contains a non-competition provision that prohibits us from manufacturing, promoting, publishing or selling any product directly competitive with the Benefit:Risk Assessment Model. We have engaged a third party to help us sell our interest in this product.

     Daily Difference(TM). In April 1999, we entered into a development and license agreement with Tufts University School of Nutrition Science and Policy to formulate nutritional products for midlife women, which are marketed by Women First under the trade name, Daily Difference(TM). We introduced this product in June 2000 and sell it through our As We Change(R) catalog and internet site. We are solely responsible for the manufacturing, marketing and sale of the product. We pay a license fee equal to a certain percentage of net sales of the product for fifteen years or the term of the patent, if any, whichever is greater.

INTELLECTUAL PROPERTY

     We regard the protection of patents, copyrights, trademarks and other proprietary rights that we own or license as material to our success and competitive position. We rely on a combination of laws and contractual restrictions such as confidentiality agreements to establish and protect our proprietary rights. Laws and contractual restrictions, however, may not be sufficient to prevent misappropriation of our technology or deter others from independently developing products that are substantially equivalent or superior.

     Patents. Due to the length of time and expense associated with bringing new pharmaceutical products to market, we recognize the considerable benefits associated with acquiring or licensing products that are protected by existing patents or for which patent protection can be obtained. However, we do not currently own any issued patents. We have a patent pending for our Daily Difference(TM) nutritional product. The Esclim(TM) product is patented, but most of our self-care products are not protected by patents.

     Copyrights. We have received copyright registration for the Women First HealthCare logo. We own all the copyrights in the Strong Women Stay Young video. Copyrights for the source code of the womenfirst.com internet site that we created with SF Interactive have been assigned to us.

     Trademarks and Domain Names. We own the registered U.S. trademark ViAmor(R), a vaginal lubricant. Our subsidiary, As We Change, LLC, owns the registered U.S. trademark As We Change(R). In addition, we have applied for U.S. trademark registrations for a number of key trademarks, including Women First HealthCare(TM), Women First(TM), and Daily Difference(TM). Some of our agreements also include rights to use the manufacturer's trademarks, such as the Ortho-Est(R) and Esclim(TM) trademarks during the term of these agreements. We intend to introduce new trademarks, service marks and brand names and to maintain registrations on trademarks that remain valuable to the business. We have no trademark registrations or applications pending outside the United States.

     We currently hold the internet domain names "womenfirsthealthcare.com," "womenfirst.com," and "dailydifference.net" and our subsidiary, As We Change, LLC, holds the internet domain name "aswechange.com." Domain names are regulated by internet regulatory bodies while trademarks are enforceable under local law. As a result, we may not acquire or be able to maintain our domain names in all of the countries in which we conduct business, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names or trademarks.

GOVERNMENT REGULATION

     The manufacturing, processing, formulation, clinical investigation, packaging, labeling, storage, promotion, distribution and advertising of the products we offer are subject to extensive regulation by one or more federal agencies including the FDA, DEA, Environmental Protection Agency, Federal Trade Commission, Occupational Safety and Health Administration, Consumer Product Safety Commission, the United States Customs Service, and the United States Postal Service. These activities are also regulated by various agencies of the states and localities in which our products are sold. For both currently marketed and future products, failure to comply with applicable regulatory requirements could limit or prevent our ability to market and distribute such products and would harm our business.

     Pharmaceuticals. All pharmaceutical firms, including manufacturers from whom we license or for whom we distribute products, are subject to regulation by the FDA. Any restriction or prohibition applicable to sales of products we market could materially and adversely affect our business.

     We market prescription drug products that have been approved by the FDA. The FDA has the authority to revoke existing approvals, or to review the status of currently exempt pharmaceuticals and require application and approval, of prescription drugs if new information reveals that they are not safe or effective. The FDA also regulates the promotion, including advertising, of prescription drugs.

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

     Dietary Supplements. The manufacturing and production of dietary supplements historically has been subject to less intensive regulation than pharmaceutical products. Under the Dietary Supplement Health & Education Act of 1994, the FDA may exercise authority over the labeling and sales of dietary supplements. In addition, the United States Postal Service regulates claims with respect to products sold or marketed through the mail, and the FTC regulates dietary supplement advertising.

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

     Cosmetics Regulations. We market cosmetic products through our As We Change(R) catalog and www.aswechange.com internet site. The FDA regulates the labeling on cosmetic products but does not require cosmetics to be approved before products are released to the marketplace. The FDA does not have the authority to require manufacturers to register their cosmetic establishments, file data on ingredients, or report cosmetic-related injuries. The FDA maintains a voluntary data collection program, however, and companies wishing to participate in the program may do so. The FDA may inspect cosmetics manufacturing facilities, collect samples for examination, and take action to remove adulterated and misbranded cosmetics from the market.

EMPLOYEES

     As of February 28, 2001, we employed 118 full-time people, of whom 89 were employed in sales and marketing, two were employed in education and program development and 27 were employed in administration. None of our employees is represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key personnel and our continuing ability to attract and retain highly qualified managerial personnel. Competition for such qualified personnel in the pharmaceutical and health care industry is intense.

SEASONALITY

     Catalog sales are typically higher in the first calendar quarter due to larger catalog circulation, merchandising improvements during the year, and some increase in consumer buying as springtime nears. We anticipate this trend will continue.

RISKS AND UNCERTAINTIES

WE HAVE BEEN IN BUSINESS A SHORT TIME AND HAVE EXPERIENCED SIGNIFICANT LOSSES SINCE OUR INCEPTION. IF MIDLIFE WOMEN DON'T USE AND THEIR CLINICIANS DON'T PRESCRIBE THE PRODUCTS WE OFFER, WE WILL CONTINUE TO EXPERIENCE SIGNIFICANT LOSSES.

     We are an early stage company with a history of losses. Through December 31, 2000, we have generated $54.4 million in net revenues. We have incurred significant losses since we were founded in November 1996, accumulating a deficit of $65.4 million through December 31, 2000, and we expect to incur losses at least through the third quarter of 2001. We may not successfully complete the transition to successful operations or profitability. Early stage companies such as ours frequently encounter problems, delays and expenses. These include, but are not limited to, unanticipated problems and additional costs related to marketing, competition and product acquisitions and development. These problems may be beyond our control, and in any event, could adversely affect our results of operations.

     Esclim(TM) and Ortho-Est(R) Tablets may not achieve wide market acceptance. Products we may acquire, if any, likewise may not achieve wide market acceptance. The market acceptance of these products will depend on, among other factors:

     - their advantages over existing competing products,

     - their perceived efficacy and safety,

     - the actual or perceived side effect profile of our products, and

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

OUR BUSINESS MODEL REQUIRES THE DEVELOPMENT AND PROFITABILITY OF TWO DISTINCT AREAS, PHARMACEUTICAL AND CONSUMER. IF WE FAIL TO IMPLEMENT KEY ELEMENTS OF OUR BUSINESS PLAN, WE MAY NOT SUCCEED.

     We have embarked on an ambitious plan to provide products -- prescription and non-prescription -- and support systems to women to help them make more informed decisions regarding their health care in midlife. There is a limited market awareness of our company and the products and services we offer. To be successful, we must continue to develop, coordinate and balance various elements of our business. We must generate expanded market demand for the products we offer by convincing OB/GYNs, nurse practitioners and physician's assistants focused on women's health to prescribe and recommend the products we offer, as well as manage different distribution channels for the products we offer.

     If we fail to implement either of these key elements of our business plan, our business may not succeed.

OUR GROSS MARGINS WILL BE NEGATIVELY IMPACTED IF WE FAIL TO FIND A REPLACEMENT MANUFACTURER FOR ORTHO-EST(R) TABLETS BY APRIL 2002.

     Under our Ortho-Est(R) Asset Transfer and Supply Agreement with Ortho-McNeil Pharmaceutical, Inc. we are required to find a replacement manufacturer for Ortho-Est(R) Tablets by April 2002. If we do not have a new manufacturer by that date, Ortho-McNeil will continue to manufacture product for us but at a much higher cost. This will negatively affect our gross margins.

WE ARE UNCERTAIN OF OUR ABILITY TO OBTAIN ADDITIONAL FINANCING AT FAVORABLE TERMS FOR OUR FUTURE CAPITAL NEEDS. IF WE ARE UNABLE TO OBTAIN FINANCING, WE MAY NOT BE ABLE TO CONTINUE TO OPERATE OR GROW OUR BUSINESS.

     We believe that our existing cash balances will be sufficient to meet our working capital, capital expenditure requirements and minimum purchase commitments for Esclim(TM) through the end of year 2001. Our future capital requirements will depend on many factors including:

     - the costs of our sales and marketing activities,

     - the costs of acquiring or developing new products,

     - the costs of expanding our operations, and

     - our ability to generate positive cash flow from our sales.

     Additional funding, if needed, may not be available on acceptable terms, if at all. If adequate funds are needed and not available, we may be required to curtail significantly or defer one or more of our marketing programs or to limit or postpone obtaining new products through license or acquisition or co-promotion agreements. If we need and raise additional funds through the issuance of equity securities, the percentage ownership of our then-current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we need and raise additional funds through the issuance of debt securities, these new securities would have certain rights, preferences and privileges senior to those of the holders of our common stock, and the terms of these debt securities could impose restrictions on our operations.

ANY FAILURE BY US TO OBTAIN RIGHTS TO ADDITIONAL PRODUCTS AND SUCCESSFULLY INTEGRATE THEM MAY LIMIT OUR ABILITY TO GROW.

     We plan to obtain rights to additional products through license or acquisition agreements. Our failure to obtain rights to market products or to acquire products on acceptable terms or to integrate these products into our organization may limit our growth opportunities if our current sales do not grow as anticipated. We may not be able to identify appropriate licensing or acquisition candidates in the future. Even if we identify an appropriate candidate, competition for it may be intense. We may not be able to successfully negotiate the terms of a license or acquisition agreement on commercially acceptable terms. The negotiation of agreements to obtain rights to additional products could divert our management's time and resources from our existing business. Moreover, we may be unable to finance an acquisition or integrate a new product or company into our existing business. If we use shares of our common stock as consideration for one or more significant acquisitions, our stockholders could suffer significant dilution of their ownership interests.

OUR QUARTERLY FINANCIAL RESULTS MAY FAIL TO MEET OR EXCEED THE EXPECTATIONS OF INVESTORS, WHICH COULD CAUSE THE PRICE OF OUR STOCK TO DECLINE SIGNIFICANTLY.

     Our quarterly operating results may fail to meet or exceed the expectations of investors based on factors such as:

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

     The health care industry is highly competitive. Most of our competitors and those of our collaborative partners are large, well-known pharmaceutical, life science and health care companies that have considerably greater financial, sales, marketing and technical resources than we have. Additionally, these competitors have research and development capabilities that may enable them to develop new or improved products that may compete with product lines we market and distribute. The pharmaceutical industry is characterized by continuous product development and technological change. The pharmaceutical products we market and distribute could be rendered obsolete or uneconomical by pharmaceutical products developed by competitors, technological advances affecting the cost of production, or marketing or pricing action by one or more competitors. Our business, financial condition and results of operations could be materially and adversely affected by any one or more of such developments.

     The pharmaceutical products we offer face significant competition. Ortho-Est(R) Tablets and the Esclim(TM) estradiol transdermal system compete in the hormone replenishment therapy market. This market is dominated by Wyeth-Ayerst Pharmaceuticals, Inc., a division of American Home Products, which markets Premarin(R), an oral estrogen product, and Prempro(TM) and Premphase(R), combination oral estrogen and progestin products. The HRT products we market also compete with HRT products marketed by Parke-Davis, a division of Pfizer, Solvay Pharmaceuticals, Inc., Duramed Pharmaceuticals, Inc., Pharmacia Corporation, and others, as well as generic HRT products. Esclim(TM) is not available generically but there is a generic patch available. Ortho-Est(R) Tablets do have generic competition. The HRT products we market also compete with non-hormonal replacement therapy products marketed by Merck & Co., Inc. and Eli Lilly & Company. In addition, the Esclim(TM) estradiol transdermal system competes with estrogen and combination estrogen/ progestin patch products marketed by Berlex Laboratories, Watson Laboratories, Inc., Novogyne Pharmaceuticals and Rhone-Poulenc Rorer Pharmaceuticals, Inc. Each of these competitors has substantially greater marketing, sales and financial resources than we do.

     Competition for the self-care products we offer is significant. As We Change(R) competes with a number of catalog companies and internet retailers focusing on self-care products. Transitions for Women(R) offers a range of nutritional and herbal products for midlife women and Well & Good(TM), Feel Good(TM), Solutions(R), InteliHealth HealthyHome(TM) and Harmony(TM) market and sell general lifestyle and personal care products.

     Our Daily Difference(TM) nutritional products face substantial competition from products such as Centrum(R), marketed by Whitehall-Robins Healthcare, Natrol(R) marketed by Natrol, Inc., Nature Made(R), marketed by Nature Made Nutritional Products, One-A-Day(R), marketed by Bayer Corporation, Theragran(R) and Theragran-M(R), marketed by Bristol-Myers Squibb, Viactiv(R), marketed by Mead Johnson Nutritionals and Myadec(R), marketed by Parke-Davis. Each of these competitors has substantially greater marketing, sales and financial resources than we do.

     Our educational programs will compete with programs that have been developed by medical professionals and non-professionals alike. Our internet site, womenfirst.com, will compete with other internet sites focused on women's health as well as sites focused on health care issues in general, such as cbs.medscape.com, nih.gov, healthfinder.gov, reutershealth.com, drkoop.com, and webmd.com.

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

     Our ability to market new and existing pharmaceutical products depends in part on whether health care payors, including government authorities, private health insurers, health maintenance organizations and managed care organizations will provide sufficient reimbursement for the products we offer. Third-party payors are increasingly challenging the prices of pharmaceutical products and demanding data to justify the inclusion of new or existing products in their formularies. Significant uncertainty exists regarding the reimbursement status of pharmaceutical products, and we cannot predict whether additional legislation or regulation affecting third-party coverage and reimbursement will be enacted in the future or what effect such legislation or regulation would have on our business. Reimbursement may not be available for the products we offer and reimbursement granted may not be maintained. In particular, sales of Ortho-Est(R) Tablets may be adversely affected by formularies that require substitution of generics on prescriptions written for these products unless the physician indicates "dispense as written" on the prescription. Moreover, limits on reimbursement available from third-party payors may reduce the demand for, or adversely affect the price of, the products we offer. The unavailability or inadequacy of third-party reimbursement for the products we offer would have a material adverse effect on our results of operations.

TECHNOLOGICAL CHANGE COULD RENDER THE PHARMACEUTICAL PRODUCTS WE OFFER OBSOLETE.

     The pharmaceutical products that we market and distribute could be rendered obsolete or uneconomical by the development of new drugs or devices to treat the conditions that they address. Technological advances affecting costs of production or marketing also could adversely affect our ability to sell products. In addition, our own licensing or acquisition of additional products could adversely affect the demand for the products we currently offer if the new product has the same or similar indications as one or more of the products we currently offer.

WE ARE DEPENDENT ON A SINGLE SOURCE OF SUPPLY FOR THE PHARMACEUTICAL PRODUCTS WE OFFER. IF ONE OF OUR SUPPLIERS FAILS TO SUPPLY ADEQUATE AMOUNTS OF A PRODUCT WE OFFER, OUR SALES MAY SUFFER AND WE COULD BE REQUIRED TO ABANDON A PRODUCT LINE.

     We are dependent on single sources of supply for the pharmaceutical products we offer, Ortho McNeil Pharmaceutical, Inc. for Ortho-Est(R) Tablets and Laboratories Fournier S.A. for Esclim(TM). With respect to these products, we cannot guarantee that these third parties will be able to provide adequate supplies of products in a timely fashion. We also face the risk that one of our suppliers could lose its production facilities in a disaster, be unable to comply with applicable government regulations or lose the governmental permits necessary to manufacture the products it supplies to us. If a third-party supplier cannot meet our needs for a product, we may not be able to obtain an alternative source of supply in a timely manner or at all. In these circumstances, we may be unable to continue to market products as planned and could be required to abandon or divest ourselves of a product line on terms that would materially adversely affect us.

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

     We believe that the patents, trademarks, copyrights and other proprietary rights that we own or license, or that we will own or license in the future, will continue to be important to our success and competitive position. If we fail to maintain our existing rights or cannot acquire additional rights in the future, our competitive position may be harmed. Due to the length of time and expense associated with bringing new pharmaceutical products to market, there are benefits associated with acquiring or licensing products that are protected by existing patents or for which patent protection can be obtained. While the Esclim(TM) estradiol transdermal system incorporates patented technology, most of the self-care products we sell are not protected by patents. We have applied for registration of a number of key trademarks and intend to introduce new trademarks, service marks and brand names. We intend to take the actions that we believe are necessary to protect our proprietary rights, but we may not be successful in doing so on commercially reasonable terms, if at all. In addition, parties that license their proprietary rights to us may face challenges to their patents and other proprietary rights and may not prevail in any litigation regarding those rights. Moreover, our trademarks and the products we offer may conflict with or infringe upon the proprietary rights of third parties. If any such conflicts or infringements should arise, we would have to defend ourselves against such challenges. The resolution of any such infringement claims may result in protracted and costly litigation, regardless of the merits of such claims. We also may have to obtain a license to use those proprietary rights or possibly cease using those rights altogether. Any of these events could harm our business.

MUCH OF OUR BUSINESS IS SUBJECT TO REGULATION. REGULATORY BODIES COULD IMPAIR OR ELIMINATE OUR ABILITY TO CONDUCT PORTIONS OF OUR BUSINESS.

     Many of our activities are subject to extensive regulation by one or more federal, state or local agencies. These regulatory bodies have the power to restrict or eliminate many of our business activities and to seek civil and criminal penalties for noncompliance with applicable laws and regulations. Changes in existing laws and regulations could adversely affect our business. For further discussion of these regulatory matters, see "Item
1: Business -- Government Regulation."

OUR FAILURE TO RETAIN THE PRINCIPAL MEMBERS OF OUR MANAGEMENT TEAM OR TO HIRE ADDITIONAL QUALIFIED EMPLOYEES WOULD ADVERSELY AFFECT OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN.

     Our success depends upon the retention of the principal members of our management, technical and marketing staff, particularly Edward F. Calesa, the President, CEO and Chairman of the Board. The loss of the services of Mr. Calesa or other key members of our management team might significantly delay or prevent the achievement of our development and strategic objectives. We have entered into an employment contract with Mr. Calesa. We are the beneficiary of life insurance policies on the life of Mr. Calesa in the amount of $2.0 million. We do not have life insurance policies on the lives of any other members of our management team. Our success also depends on our ability to attract additional qualified employees. Our inability to retain our existing personnel or to hire additional qualified employees would have a material adverse effect on our company.

OUR MANAGEMENT AND EXISTING STOCKHOLDERS HAVE SUBSTANTIAL CONTROL OVER OUR VOTING STOCK AND CAN MAKE DECISIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS AND OUR STOCK PRICE.

     As of February 28, 2001, Edward F. Calesa and members of his family beneficially owned approximately 42.5% of our common stock. Johnson & Johnson Development Corporation, a subsidiary of Johnson & Johnson, beneficially owned approximately 12.0% of our common stock. Our present directors, executive officers and principal stockholders as a group beneficially own approximately 54.1% of our outstanding common stock. Accordingly, if all or certain of such stockholders were to act together, they would be able to exercise significant influence over or control the election of our Board of Directors, the management and policies of Women First and the outcome of certain corporate transactions or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

     Our directors and management, acting together, may be able to prevent or effect a change in control of Women First and are able to amend certain provisions of our Certificate of Incorporation and Bylaws at any time. The interests of this group may conflict with the interests of our other holders of common stock, and this concentration of ownership may discourage others from initiating potential merger, takeover or other change in control transactions.

THE PUBLIC MARKET FOR OUR COMMON STOCK IS VOLATILE, AND THE PRICE OF OUR STOCK CAN FLUCTUATE FOR REASONS UNRELATED TO OUR OPERATING PERFORMANCE.

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

WE HAVE IMPLEMENTED ANTI-TAKEOVER PROVISIONS THAT COULD PREVENT AN ACQUISITION OF OUR COMPANY AT A PREMIUM PRICE.

     Provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws may make it difficult for a third party to acquire us and could discourage a third party from attempting to acquire us at a premium price. These include provisions classifying our Board of Directors, prohibiting stockholder action by written consent and requiring advance notice for nomination of directors and stockholders' proposals. In addition, Section 203 of the Delaware General Corporation Law also imposes restrictions on mergers and other business combinations between us and any holders of 15% or more of our common stock. Moreover, our Certificate of Incorporation allows our Board of Directors to issue, without further stockholder approval, preferred stock that could have the effect of delaying, deferring or preventing a change in control. The issuance of preferred stock also could adversely affect the voting power of the holders of our common stock, including the loss of voting control to others. In 2001, we adopted a Change in Control/ Severance Policy that may have the effect of discouraging a third party from attempting to acquire us. Our option plans provide that unvested options will become fully vested and exercisable upon a change in control of Women First. The provisions of our Certificate of Incorporation and Bylaws, our option plans, as well as certain provisions of Delaware law, may have the effect of discouraging or preventing an acquisition, or disposition, of our business. These provisions also may diminish the opportunities for a stockholder to participate in certain tender offers, including tender offers at prices above the then-current fair market value of our common stock. Some of our key contracts contain provisions that would allow the other party to the agreement to terminate the agreement upon a change in control.

ITEM 2. PROPERTIES

     We are headquartered in facilities consisting of approximately 13,392 square feet in San Diego, California, pursuant to a lease expiring in August 2003. As We Change, LLC is headquartered in facilities consisting of approximately 12,880 square feet in San Diego, California, pursuant to a lease expiring in September 2002.

ITEM 3. LEGAL PROCEEDINGS

     We are the defendant in a case brought by Consumer Cause, Inc. alleging that we are violating California's Proposition 65 (also known as the Safe Drinking Water and Toxic Enforcement Act) by selling a product called Nugest 900 through our As We Change(R) catalog. Progesterone, a chemical known to California to cause cancer, is a key ingredient in Nugest 900, a topical cream-gel. We do not expect this matter to have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     (a) Our Common Stock, $.001 par value per share, has traded on the Nasdaq National Market under the symbol "WFHC" since June 29, 1999. The following table sets forth the high and low sales price for the Common Stock as reported by the Nasdaq National Market during the periods indicated:

                      QUARTER ENDING                          HIGH      LOW
                      --------------                         ------    ------
June 30, 1999 (beginning June 29, 1999)....................  $13.75    $11.00
September 30, 1999.........................................  $14.63    $ 6.25
December 31, 1999..........................................  $ 9.19    $ 4.13
March 31, 2000.............................................  $ 7.44    $ 4.31
June 30, 2000..............................................  $ 4.84    $ 0.81
September 30, 2000.........................................  $ 1.38    $ 0.47
December 31, 2000..........................................  $ 4.13    $ 0.44

     As of February 28, 2001, there were 17,606,809 shares of Common Stock outstanding held by approximately 89 holders of record.

     (b) In March 1999, Women First filed a registration statement under the Securities Act of 1933 to sell up to 4.5 million shares of common stock in its Initial Public Offering ("IPO"). The effective date of the registration statement was June 28, 1999, under Commission File No. 333-74367. The offering was managed by Allen & Company Incorporated and Needham & Company, Inc. and closed on July 1, 1999 after Women First sold an aggregate of 4.5 million shares of common stock at an initial public offering price per share of $11.00. On July 21, 1999, Women First sold an additional 675,000 shares of common stock at an initial public offering price per share of $11.00 upon the underwriters' exercise in full of their over-allotment option. The IPO, including the underwriters' exercise of their over-allotment option, resulted in gross proceeds to us of $56.9 million, $4.0 million of which was applied toward the underwriting discount. Other expenses related to the offering totaled approximately $1.5 million. Our net proceeds totaled $51.4 million, all of which were deposited into our accounts in July 1999. Since the completion of our offering in July 1999, the net offering proceeds have been applied to approximately $7.5 million to repay short-term notes issued in March 1999, $0.8 million to develop and acquire rights to additional products, $0.7 million to purchase machinery, equipment and leasehold improvements, and $37.4 million for working capital and other general corporate purposes. John Simon, a former Director of Women First who resigned in June 2000, is a managing director with Allen & Company Incorporated.

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

                                                                                          PERIOD FROM
                                                                                       NOVEMBER 1, 1996
                                                                                          (INCEPTION)
                                                                                            THROUGH
                                    2000          1999          1998         1997      DECEMBER 31, 1996
                                 -----------   -----------   ----------   ----------   -----------------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
  Net revenue..................  $    27,085   $    22,502   $    4,834   $       --      $       --
  Costs and expenses:
     Cost of sales.............       10,529        12,327        2,648           --              --
     Marketing and sales.......       31,765        26,827        5,478          791              --
     General and
       administrative..........        7,541        10,793        5,912          975              --
     Research and
       development.............          539         1,697          573           --              --
     Write-down of assets and
       other charges...........           --         1,639           --           --              --
     Restructuring charges.....          735            --           --           --              --
          Total costs and
            expenses...........       51,109        53,283       14,611        1,766              --
                                 -----------   -----------   ----------   ----------      ----------
  Loss from operations.........      (24,024)      (30,781)      (9,777)      (1,766)             --
  Interest income, net.........        1,458           646          395           39              --
                                 -----------   -----------   ----------   ----------      ----------
  Net loss.....................      (22,566)      (30,135)      (9,382)      (1,727)             --
  Accretion of beneficial
     conversion feature related
     to convertible preferred
     stock.....................                     (3,362)          --           --              --
                                 -----------   -----------   ----------   ----------      ----------
  Net loss available to common
     stockholders..............  $   (22,566)  $   (33,497)  $   (9,382)  $   (1,727)     $       --
                                 ===========   ===========   ==========   ==========      ==========
  Net loss per share (basic and
     diluted)..................  $     (1.29)  $     (2.67)  $    (1.22)  $    (0.23)     $       --
                                 ===========   ===========   ==========   ==========      ==========
  Weighted average shares used
     in computing net loss per
     share (basic and
     diluted)..................   17,467,517    12,547,154    7,685,993    7,551,484       6,806,353
                                 ===========   ===========   ==========   ==========      ==========

                                                                     AT DECEMBER 31,
                                                       -------------------------------------------
                                                        2000      1999      1998     1997    1996
                                                       -------   -------   -------   ----   ------
                                                                 (DOLLARS IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents..........................  $ 9,508   $32,719   $ 4,438   $567   $1,000
  Working capital....................................    9,534    30,499     3,364    394      967
  Total assets.......................................   20,044    43,648    12,504    776    1,033
  Total stockholders' equity.........................   15,035    36,719     8,436    531    1,000

QUARTERLY COMPARISONS

     The following tables set for the consolidated statements of operations for each of our last eight quarters. This quarterly information is unaudited and has been prepared on the same basis as the annual consolidated financial statements. In our opinion, this quarterly information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                FISCAL 2000
                           -----------------------------------------------------
                               Q1            Q2            Q3            Q4
                           -----------   -----------   -----------   -----------
                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.............  $     7,519   $     5,826   $     7,349   $     6,390
Cost of sales............        2,326         4,092         3,000         1,111
Marketing and sales......       10,916         9,878         5,678         5,293
General and
  administrative.........        2,390         1,993         1,436         1,722
Research and
  development............          269           119            87            64
Write-down of assets and
  other charges..........           --            --            --            --
Restructuring charges....           --           735            --            --
                           -----------   -----------   -----------   -----------
    Total operating
      expenses...........       15,901        16,817        10,201         8,190
Loss from operations.....       (8,382)      (10,991)       (2,852)       (1,800)
Interest and other income
  (expense), net.........          384           327           306           442
                           -----------   -----------   -----------   -----------
Net loss.................       (7,998)      (10,664)       (2,546)       (1,358)
Accretion of beneficial
  conversion feature to
  convertible preferred
  stock..................           --            --            --            --
                           -----------   -----------   -----------   -----------
Net loss available to
  common stockholders....  $    (7,998)  $   (10,664)  $    (2,546)  $    (1,358)
                           ===========   ===========   ===========   ===========
Net loss per share.......  $     (0.46)  $     (0.61)  $     (0.15)  $     (0.08)
                           ===========   ===========   ===========   ===========
Weighted average shares
  used to calculate net
  loss...................   17,371,465    17,479,867    17,492,279    17,525,549
                           ===========   ===========   ===========   ===========

                                               FISCAL 1999
                           ---------------------------------------------------
                               Q1           Q2           Q3            Q4
                           ----------   ----------   -----------   -----------
                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.............  $    4,303   $    5,064   $     6,055   $     7,079
Cost of sales............       2,783        3,462         3,332         2,750
Marketing and sales......       4,985        5,315         6,875         9,651
General and
  administrative.........       2,599        2,379         2,888         2,927
Research and
  development............         291          335           634           435
Write-down of assets and
  other charges..........          --           --         1,639            --
Restructuring charges....          --           --                          --
                           ----------   ----------   -----------   -----------
    Total operating
      expenses...........      10,658       11,491        15,368        15,763
Loss from operations.....      (6,355)      (6,427)       (9,313)       (8,684)
Interest and other income
  (expense), net.........          18         (169)          313           483
                           ----------   ----------   -----------   -----------
Net loss.................      (6,337)      (6,596)       (9,000)       (8,201)
Accretion of beneficial
  conversion feature to
  convertible preferred
  stock..................      (3,362)          --            --            --
                           ----------   ----------   -----------   -----------
Net loss available to
  common stockholders....  $   (9,699)  $   (6,596)  $    (9,000)  $    (8,201)
                           ==========   ==========   ===========   ===========
Net loss per share.......  $    (1.26)  $    (0.83)  $     (0.53)  $     (0.48)
                           ==========   ==========   ===========   ===========
Weighted average shares
  used to calculate net
  loss...................   7,685,993    7,979,015    17,112,993    17,255,284
                           ==========   ==========   ===========   ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Item I:
Business -- Risks and Uncertainties." We undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date hereof.

OVERVIEW

     Women First HealthCare, Inc. is a specialty pharmaceutical company dedicated to improving the health and well-being of midlife women. Our mission is to help midlife women make informed choices about their physical and emotional health and to provide pharmaceutical products, self-care products and information to help these women improve the quality of their lives. We market these products in the United States through a number of channels including our dedicated sales force, our direct-to-consumer marketing programs through our internet sites, womenfirst.com and aswechange.com, and through our national As We Change(R) catalog. We went public in July 1999 and raised approximately $51.4 million, net of underwriting discounts and expenses.

RESULTS OF OPERATIONS

     We were engaged in development stage operations from November 1, 1996 (the date of inception) through December 31, 1997 and did not earn any revenue during this period. Operations during this period consisted primarily of formulating a marketing plan, conducting market research, developing strategic relationships, acquiring equipment, performing administrative functions and raising capital. In January and May 1998, we entered agreements to sell an aggregate of 2,200,000 shares of Series A Preferred Stock for gross proceeds of $22 million. Upon completing the initial phase of the financing, we began to implement our plans for growth by actively recruiting management, staff and sales personnel, consummating distribution agreements, launching products and developing educational programs and support systems. We began selling Ortho-Est(R) Tablets, an oral estrogen product, in July 1998 and acquired As We Change, LLC in October 1998.

     In July 1998, we entered into a distribution agreement with Ortho-McNeil Pharmaceuticals, Inc. for Ortho-Est(R) Tablets, an oral estropipate product, which gave us exclusive rights to market and distribute the product. The distribution agreement required us to make minimum aggregate payments totaling $47.5 million to Ortho-McNeil over the life of the contract regardless of the actual sales performance of the product. This agreement was terminated effective September 30, 2000, and we entered into a new agreement, the Ortho-Est(R) Asset Transfer & Supply Agreement, with Ortho-McNeil. Under terms of the new agreement, Ortho-McNeil transferred to us all of its right, title and interest in Ortho-Est(R) Tablets effective January 1, 2001 and granted us an exclusive license to use the trademark "Ortho-Est(R)" until June 2008. The new agreement reduced the minimum payment in 2000 from $5.4 million to $4.7 million. No further payments are required under the new agreement. Under the new agreement, we will have the right to continue to buy product from Ortho-McNeil until we find a replacement manufacturer. The prices we pay for product under the new agreement will equal Ortho-McNeil's fully burdened cost. We have until April 2002 to find a replacement manufacturer.

     In March 1999, we entered into a co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group relating to Pravachol(R), a cholesterol-lowering drug. This agreement requires us to achieve minimum performance levels to receive compensation or to prevent contract termination. We amended the agreement effective April 1, 2000 to reduce the minimum performance levels. This amendment did not significantly improve the revenue opportunities under this arrangement, and we have notified Bristol-Myers Squibb of our intention to cancel the agreement effective March 31, 2001. For the year ending December 31, 2000, we recognized revenue of $0.3 million for our co-promotion of Pravachol(R).

     In May 1999, we entered into a co-promotion agreement with Ortho-McNeil Pharmaceutical, Inc. relating to Ortho Tri-Cyclen(R), an oral contraceptive product, and Ortho-Prefest(R), an oral combination hormonal replenishment therapy (HRT) product. An amendment effective as of March 31, 2000 discontinued the co-promotion agreement of Ortho Tri-Cyclen(R), allowing us to focus our selling efforts on the launch of Ortho-Prefest(R). Under the amendment Ortho-McNeil agreed to pay us $1.5 million for our sales efforts made through the first quarter of 2000 with respect to Ortho Tri-Cyclen(R). We recognized this payment as related party revenue in the first quarter 2000. In addition, Ortho McNeil agreed to pay us $0.5 million for our agreement to add a limited non-compete provision to the agreement to expire three months following contract termination. This amount is being recognized as other income on a straight-line basis over the remaining term of the agreement. Effective September 30, 2000, we and Ortho-McNeil revised the co-promotion agreement to provide that it would terminate on December 31, 2000. The revision requires Ortho-McNeil to compensate Women First for sales calls made during 2000 plus a royalty on sales of Ortho-Prefest(R). The Company has recorded revenue of $7.0 million under this arrangement for the year ended December 31, 2000. In addition, the Company's Trialogue(TM) division received a $1 million contract to provide a medical education program in support of Ortho-Prefest(R). We recognized this revenue and the related expenses in the fourth quarter 2000.

     In July 1999, we entered into a distribution and license agreement with Laboratoires Fournier S.A. under which we have the exclusive right (subject to exceptions) to market, use, distribute and sell the Esclim(TM) estradiol transdermal system in various dosages in the United States and Puerto Rico. We began selling and distributing the Esclim(TM) estradiol transdermal system in November 1999. The agreement requires us to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, of which $0.75 million was paid in 1999, $0.35 million was scheduled for payment in November 2000, and $0.35 million is scheduled for payment in November 2001. In November 2000, we and Laboratoires Fournier revised the contract to improve our ability to contract with managed care and group purchasing organizations and to delay the November 2000 milestone payment for one year subject to our implementing a Phase IV study.

     In December 2000 we signed a nationwide purchasing agreement with Novation, the largest supply cost management company in health care, for Esclim(TM). Under terms of the agreement effective December 15, 2000, the Esclim(TM) estrogen transdermal patch system will be available to the 7,400 health care organizations that purchase supplies through Novation contracts. In addition, in March 2001, we signed a formulary partnership agreement for the Esclim(TM) product with AdvancePCS, a leading pharmacy benefit services organization. Under the terms of the two-year agreement, all doses of the Esclim(TM) product will be added to the Advance PCS National Formulary, distributed to nearly 400,000 practicing physicians. We expect the agreement will increase revenue opportunities for the Esclim(TM) product and improve our ability to contract with additional pharmacy benefit services and managed care organizations.

     In June 2000, we announced our reorganization into three distinct operating divisions: pharmaceutical, consumer, and corporate marketing. The pharmaceutical division is responsible for marketing and sales of prescription products. The consumer division is responsible for marketing and sales of self-care products including the Daily Difference(TM) dietary supplements. The corporate marketing division, now called Trialogue(TM), is responsible for providing access to our network of opinion leaders and practicing clinicians through strategic marketing programs for sale to major pharmaceutical companies. Also as part of the restructuring, we announced the reduction of our sales force by approximately 50% to 75 field sales territories and incurred charges of $0.7 million related primarily to reduction in staff. Based on a detailed cost/benefit analysis of sales and marketing, we have further reduced the sales force to 60 field sales territories through which we are maintaining primary national coverage.

     We have incurred significant losses since we were founded in November 1996. We had an accumulated deficit of $65.4 million as of December 31, 2000, and we expect to incur losses at least through the first nine months of 2001. Due to our limited operating history we are unable to accurately predict our future results of operations. Accordingly, our operating results should not be relied upon as an indication of future performance. We review the operating results of our business as a specialty pharmaceutical business with three operating segments -- pharmaceutical, consumer and corporate marketing. The results of operations include the results of our operations since our inception and the actual results of operations of As We Change, LLC from its acquisition date on October 21, 1998 in accordance with the purchase method of accounting.

YEARS ENDED DECEMBER 31, 2000 AND 1999

     Net Revenue. For 2000, total net revenue was $27.1 million as compared to $22.5 million in 1999, an increase of 20.3%. Revenue for 2000 was derived primarily from a related party, Ortho-McNeil Pharmaceutical, for our efforts on behalf of Ortho-Prefest(R) and Ortho Tri-Cyclen(R) of $12.4 million ($2.3 million in sales in 1999), pharmaceutical product sales of Ortho-Est(R) Tablets and Esclim(TM) estradiol transdemal system of $5.5 million ($12.6 million in 1999), sales from our subsidiary As We Change LLC, a national mail order catalog and internet retailer of $8.5 million ($6.8 million in 1999) and revenues from other education programs and co-promotion of Pravachol(R) of $0.7 million ($0.8 million in 1999).

     Costs and Expenses. Costs and expenses decreased $2.2 million or 4.1% to $51.1 million for 2000 from $53.3 million in 1999. Improvements in gross margin, 61.1% in 2000 as compared to 45.2% in 1999, and reductions in general and administrative expenses and research and development expenses were offset by a $4.9 million increase in marketing and sales expenses and restructuring charges of $0.7 million.

     Cost of sales was $10.5 million in 2000, a 14.6% decrease from $12.3 million in 1999. Cost of sales consists primarily of amounts we pay to suppliers for products plus inventory valuation adjustments. Increases and decreases in cost of sales are primarily due to differences in the revenue mix in these periods and inventory adjustments and are therefore not directly comparable from one period to another. We recorded a lower of cost or market reserve for pharmaceutical products of $0.5 million in 2000.

     Marketing and sales expenses were $31.8 million in 2000 compared to $26.8 million for the prior year, an increase of $5.0 million or 18.4%. The increase reflects the build up of infrastructure and sales force in the first half of 2000 in accordance with the original co-promotion agreement for Ortho-Prefest(R). As noted above, we took steps in June 2000 to reduce these expenses by implementing cost reduction activities and eliminating certain direct and indirect corporate overhead expenses and reducing the sales organization by approximately 50%. In addition, this increase reflects increased costs associated with education programs focused on hormone replenishment therapy, catalog production, market research, product literature and professional samples.

     General and administrative expense decreased $3.3 million to $7.5 million in 2000 from $10.8 million in 1999. The decrease in these expenses was primarily due to decreases in incentive compensation, other employee related costs, and legal expenses.

     Research and development expense was $0.5 million in 2000 as compared to $1.7 million in 1999. Research and development expense consists primarily of salaries and regulatory costs associated with our product applications. Specifically, we incurred charges of $0.7 million in 1999 for the development of a patient health questionnaire and related software and $0.3 million for costs associated with the development of our line of Daily Difference(TM) dietary supplements.

     We recorded restructuring charges of $0.7 million in 2000. These charges reflect our efforts to increase effectiveness and efficiency by restructuring Women First into three operating divisions. The charges pertain primarily to the termination or resignation of approximately 65 management and sales employees. All payments have been made as of December 31, 2000.

     Loss from Operations. The loss from operations decreased $6.8 million to $24.0 million in 2000 from $30.8 million in 1999. Factors contributing to the decreased loss include increased revenue attributable to our efforts on behalf of Ortho-Prefest(R) and an increase in the revenues of our national mail order catalog coupled with a reduction in costs and expenses resulting from cost reduction activities under-taken as part of our restructuring in June 2000.

     Interest and Other Income, net. Interest and other income, net was $1.5 million in 2000 compared to $0.6 million in 1999. Interest and other income, net in 2000 consists primarily of earnings on our cash and cash equivalents and revenue related to a non-compete provision in the March 2000 contract amendment with Ortho-McNeil Pharmaceutical relating to the discontinuance of our efforts on behalf of Ortho Tri-Cyclen(R). In 1999, interest and other income, net consisted primarily of earnings on our cash and cash equivalents netted against interest expense on short-term borrowings.

     Accretion of beneficial conversion feature related to convertible preferred stock. A $3.4 million charge for 1999 has been recognized as an increase to the net loss available to common stockholders equal to the intrinsic value of the beneficial conversion feature of the Series A Preferred Stock issued in February 1999. The intrinsic value in these shares represents the difference between the conversion price of the shares and the fair value of the common stock at the time of issuance.

     Income Taxes. We have incurred approximately $57.3 million and $46.0 million, respectively, of net tax operating losses through 2000 for both federal and California tax purposes that are available to be carried forward, subject to certain change in control limitations. The federal and California tax loss carryforwards will begin to expire in 2018 and 2003, respectively, unless previously utilized. We have recognized a valuation allowance for the deferred tax asset because we are uncertain of our ability to utilize these losses in the future.

YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net Revenue. For 1999, total net revenue was $22.5 million as compared to $4.8 million for 1998. Revenue for 1999 was derived primarily from pharmaceutical product sales of Ortho-Est(R) Tablets, an oral estrogen product, and the Esclim(TM) estradiol transdermal system of $12.6 million, and sales from our subsidiary As We Change, LLC, a national mail-order catalog and internet retailer of $6.8 million. In addition, in September 1999, in accordance with our co-promotion agreement with Ortho-McNeil Pharmaceutical, Inc., a related party, pursuant to which we had agreed to co-promote Ortho-Prefest(R), an oral combination HRT product, Ortho-McNeil agreed to provide us with up to $5.5 million to be used to fund the development of an educational program with an independent provider of continuing medical education programs regarding HRT and the application of hormonal management to clinical situations. We recorded related party revenue of $2.3 million in 1999 for work completed under this contract. For 1998, revenue was derived primarily from sales of Ortho-Est(R) Tablets beginning in July 1998 of $3.7 million and sales from As We Change beginning October 21, 1998 of $0.9 million.

     Costs and Expenses. Costs and expenses increased $38.7 million to $53.3 million for 1999 from $14.6 million for 1998. The increase in costs and expenses was due primarily to the growth in commercial operations in 1999 and the write-down of assets and other charges recognized in 1999 discussed below.

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

     Marketing and sales expense increased $21.3 million to $26.8 million for 1999 from $5.5 million for 1998. The increase in these expenditures was primarily due to increases in the number of employees and the corresponding increased salary expense, deferred compensation and recruiting costs resulting from the establishment of a direct sales organization, the acquisition of As We Change, LLC, costs associated with our education programs including the costs of our programs focused on hormonal replenishment therapy and cardiovascular health, increased travel and business entertainment expense and increased expenses for market research, product literature and professional samples.

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

     Research and development expense was $1.7 million for 1999 compared to $0.6 million in 1998. Research and development expense consists primarily of salaries and payments for contracted development programs. In 1999 and 1998, we made payments of $0.5 million and $0.3 million, respectively, for the contracted development of a patient health questionnaire and software product, the "Benefit: Risk Assessment Model."

Also included in research and development expense in 1999 were costs associated with our development and license agreement with Tufts University regarding development of the line of Women First(TM) Daily Difference(TM) dietary supplements.

     Write-down of Assets and Other Charges. In 1999, we took actions designed to enhance our ability to focus our resources on our core programs: pharmaceutical sales and marketing to obstetricians and gynecologists (OB/GYNs) and nurse practitioners and physician's assistants focused on women's health in order to leverage the midlife woman's key medical relationships; and direct-to-consumer marketing through our catalog operation and the internet. As a result of these actions, we recognized asset write-downs and other charges amounting to $1.6 million in 1999. These charges consisted primarily of inventory write-downs and other costs associated with the closure of the operations of Women First Pharmacy Services, Inc. and our decision to direct our sales efforts away from certain consumer activities. Included in the inventory write-downs were charges for the discontinuation of the SafeStart(TM) umbilical cord clamp/cutter product and our decision not to actively market the ViAmor(TM) vaginal lubricant product and other self-care products through consumer channels.

     Loss from Operations. For the reasons discussed above, the loss from operations increased $21.0 million to $30.8 million for 1999 from $9.8 million for 1998.

     Interest Income (Expense), net. Interest income, net increased $0.3 million to $0.7 million for 1999 from $0.4 million for 1998. Interest income, net consists primarily of earnings on our cash and cash equivalents and interest expense on our short-term notes issued in March 1999. The increase in interest income, net for 1999 compared to the prior year was primarily due to increased average cash balances as a result of our initial public offering in July 1999.

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

     Income Taxes. We have incurred approximately $34.0 million of net tax operating losses through 1999 for both federal and California tax purposes that are available to be carried forward, subject to certain change in control limitations. The federal and California tax loss carryforwards will begin to expire in 2018 and 2003, respectively, unless previously utilized. We have recognized a valuation allowance for the deferred tax asset because we are uncertain of our ability to utilize these losses in the future.

BUSINESS SEGMENTS

     The following tables present operating information by business segment, including corporate support, for the years ended December 31, 2000, 1999 and 1998. All dollar amounts are in thousands.

  Pharmaceutical Division

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
Net revenue.........................................  $  5,732    $ 12,509    $ 3,936
Related party revenue...............................     8,488          --         --
                                                      --------    --------    -------
          Total revenue.............................    14,220      12,509      3,936
Cost of goods.......................................     6,439       9,381      2,283
Operating expenses..................................    22,421      19,121      5,646
                                                      --------    --------    -------
Operating loss......................................  $(14,640)   $(15,993)   $(3,993)
                                                      ========    ========    =======

     Pharmaceutical revenues are comprised of product sales of Ortho-Est(R) Tablets (beginning in July 1998), Esclim(TM) transdermal system (launched in November 1999), and Pravachol(R) (beginning in March 1999), and related party revenue from Ortho-McNeil Pharmaceutical for sales calls made on behalf of Ortho-Prefest(R) and royalties for Ortho-Prefest(R) (launched in January 2000) and Ortho Tri-Cyclen(R). In 2000, our marketing efforts and sales focus were directed toward co-promoting Ortho-Prefest(R), which contributed $7.0 million. Revenues from Ortho-Est(R) Tablets and Esclim(TM) were $5.7 million in 2000 and Ortho Tri-Cyclen(R) revenues were $1.5 million. Revenue in 1999 was primarily from Ortho-Est(R) Tablets and Esclim(TM) sales. In 1998, all revenues were from Ortho-Est(R) Tablets. Cost of sales for Ortho-Est(R) Tablets were fixed in all years under terms of a distribution agreement with Ortho-McNeil Pharmaceutical whereby we made scheduled payments regardless of sales volume. Our gross margin was earned by generating revenue in excess of these fixed payments. Cost of sales of Esclim(TM) fluctuate in a narrow range around 25.0% of revenues. There are no cost of sales associated with Ortho-Prefest(R) and Ortho Tri-Cyclen(R) revenues.

     Operating expenses, which include marketing and sales and research and development expenses, increased $3.3 million in 2000 from 1999 primarily as a result of the build-up in sales force begun in late 1999 through mid-year 2000 required by the Ortho-Prefest(R) co-promotion agreement. That agreement, which was revised in September 2000, required us to maintain a sales force of 150 to support the launch of Orth-Prefest(R). In June 2000 we reduced the sales force by approximately 50%. The increase in this category from 1998 to 1999 is the result of comparing only a half year of sales activity and one product (Ortho-Est(R) Tablets) in 1998 to a full year's activity in 1999 and four products (Ortho-Est(R) Tablets , Pravachol(R), Ortho Tri-Cyclen(R) and Esclim(TM)). We currently maintain a sales force of 60 specialists. Research and development expenses consist primarily of employee related expenses and consulting services in the area of regulatory compliance. In 1999, we charged $0.7 million for the Benefit:Risk Assessment Model and $0.3 million for the development of Daily Difference(TM). In 1998, we charged $0.3 million for the Benefit:Risk Assessment Model. We did not record any expenses with respect to either of these products in 2000.

  Consumer Business

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000       1999      1998
                                                           -------    -------    ----
Net revenue..............................................  $ 8,539    $ 6,843    $898
Related party revenue....................................       --         --      --
                                                           -------    -------    ----
          Total revenue..................................    8,539      6,843     898
Cost of goods............................................    4,089      2,946     365
Operating expenses.......................................    6,377      5,167     579
                                                           -------    -------    ----
Operating loss...........................................  $(1,927)   $(1,270)   $(46)
                                                           =======    =======    ====

     Consumer business revenues grew 24.8% in 2000 as we continued to expand the distribution of our catalog. We mailed 7.5 million catalogs in 2000 up from 4.9 million mailed in 1999. Catalog revenues in 1998 cover the period from October 21, 1998, the date of acquisition of As We Change LLC. The gross margin in 2000 was down 24.9% from 1999 as a result of a write-down of obsolete inventory of $65,000, which increased cost of sales, and the establishment of a $0.3 million reserve for a new frequent buyer program, which reduced revenues.

     Operating expenses, which include marketing and sales and general and administrative expenses, consist of catalog production and mailing costs, call center and fulfillment expenses, as well as purchasing and marketing expenses. The 2000 strategy to increase sales through higher circulation caused the increase in marketing and sales expenses. Although orders and sales increased, these increases did not cover the increased marketing and sales costs and expenses. General and administrative expenses increased in 2000 due to increased payroll related expenses, increased rent, and increased depreciation expense.

  Trialogue(TM)

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                             2000      1999      1998
                                                            ------    -------    ----
Net revenue...............................................  $  477    $   800    $--
Related party revenue.....................................   3,849      2,350     --
                                                            ------    -------    ---
          Total revenue...................................   4,326      3,150     --
Cost of goods.............................................      --         --     --
Operating expenses........................................   4,789      6,828     --
                                                            ------    -------    ---
Operating loss............................................  $ (463)   $(3,678)   $--
                                                            ======    =======    ===

     Revenues in the Trialogue(TM) segment are derived from educational grants from pharmaceutical companies to fund the development of educational programs with an independent provider of continuing education programs. Related party revenues in 2000 and 1999 are from Ortho McNeil Pharmaceutical for development of hormone replenishment education programs. There are no cost of sales associated with educational revenues in this segment.

     Operating expenses consist primarily of marketing and sales expenses and are comprised of program costs and employee related expenses. Programs are priced at cost plus a modest management fee. Employee related expenses are for those employees charged with generating new business opportunities and maintaining the content of our internet site, www.womenfirst.com.

  Corporate

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                        2000        1999       1998
                                                       -------    --------    -------
Net revenue..........................................  $    --    $     --    $    --
Related party revenue................................       --          --         --
                                                       -------    --------    -------
          Total revenue..............................       --          --         --
Cost of goods........................................       --          --         --
Operating expenses...................................    6,994       9,839      5,737
                                                       -------    --------    -------
Operating loss.......................................   (6,994)     (9,839)    (5,737)
Other income (expense), net..........................    1,458         645        394
Accretion of preferred stock.........................       --      (3,362)        --
                                                       -------    --------    -------
Net loss.............................................  $(5,536)   $(12,556)   $(5,343)
                                                       =======    ========    =======

     Operating expenses were reduced in 2000 as a result of the restructuring in July 2000. In addition, incentive compensation comprised $1.5 million of the 1999 amount. There was no incentive compensation charged in 2000.

     Other income is primarily comprised of interest on corporate funds, which became available in July 1999 with the completion of our initial public offering. In 2000, we earned $0.3 million in conjunction with a limited non-compete agreement for Ortho Tri-Cyclen(R).

FACTORS AFFECTING RESULTS OF OPERATIONS

     We incurred losses of $22.6 million, $33.5 million and $9.4 million in the years ended December 31, 2000, 1999 and 1998 respectively. Due to our short operating history, our revenues have varied and have been difficult to forecast on a quarterly or annual basis. However, many of our expenses are fixed, especially in the short term. In addition, we are an early stage company that has incurred significant operating expenses associated with obtaining rights to market and distribute products, the expansion of our sales and marketing efforts and general and administrative activities. In June 2000 we took steps to reduce expenses by eliminating certain corporate overhead and, in recognition of lower than expected revenues, reduced our sales force by almost 50%. We expect continued variability in revenues as we realign our product mix as a result of ending our co-promotion of Ortho-Prefest(R). Because of these factors, our results of operations have varied during our short operating history, and we expect that they will continue to fluctuate, perhaps significantly, in the future. In addition, other factors may cause fluctuations in our revenues and results of operations in the future, including the following:

     - the success or failure of our sales force in distributing our current product line and changes in market acceptance of those products,

     - our success or failure in executing under our asset transfer and supply agreement,

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

     To the extent our revenues do not cover our expenses, we may be unable to reduce spending commitments in a timely manner to compensate for any unexpected revenue shortfall and may experience significant unanticipated losses. As a result of these factors, our operating results in one or more future periods may fail to meet the expectations of investors.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, our working capital was $9.5 million compared to $30.5 million at December 31, 1999. Cash and cash equivalents were $9.5 million at December 31, 2000 compared to $32.7 million at year end 1999.

     In our short history we have had two primary sources of liquidity -- revenues from product sales and educational grants and proceeds from private placements of our equity securities and the initial public offering of common stock.

     We have generated $54.4 million in revenues since our inception.

     Between January 1998 and February 1999 we issued 2,200,000 shares of Series A Preferred Stock (equivalent to 4,026,000 shares of common stock) and warrants for net proceeds of $21.0 million.

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

     In addition to operating expenses, our primary use of funds has been and will continue to be to fund capital expenditures and to obtain the rights to market and distribute products.

     Net cash used in operating activities was $23.0 million, $25.1 million and $9.0 million for the years ended December 31, 2000, 1999 and 1998 respectively. Net cash used in investing activities was $0.4 million, $3.3 million and $2.8 million for the same periods. In 2000, investing activities consisted of equipment and other asset purchases. In 1999 and 1998, investment activity was comprised of net capital expenditures, payments for the acquisition of As We Change, LLC and license acquisitions. Net cash provided by financing activities was $0.2 million, $56.7 million, $15.7 million respectively for the same periods. In 2000, financing activities consisted of proceeds from the exercise of stock options. In 1999 and 1998, financing activities consisted primarily of the net proceeds from the issuance of equity securities, short-term notes and warrants.

     For the year ended December 31, 2000, we made net capital expenditures of $0.3 million primarily for computer equipment and web site development. We made net capital expenditures of $2.3 million during 1999 primarily for computer equipment, development of our Internet site and acquisition of licenses and other assets and $0.7 million in 1998 for furniture and fixtures, lease improvements, equipment and licenses.

     In October 1998, we acquired all of the outstanding membership interests in As We Change, LLC. Total acquisition costs were $4.4 million, consisting of $1.8 million cash paid at acquisition date, $1.1 million deferred payment made March 31, 1999, 594,000 shares of Series B Preferred Stock (equivalent to 362,329 shares of common stock) and $107,000 of acquisition related expenses. We issued a total of 44,000 shares of Series B Preferred Stock (equivalent to 26,835 shares of common stock) in April 1999 pursuant to an earn-out based on 1998 operating results of As We Change, LLC. We issued an additional 54,900 shares of common stock in April 2000 based on the 1999 operating results of As We Change, LLC.

     While we intend to continue pursuing the potential addition of a product or the acquisition of a product line, we currently have no firm commitments. In July 1999, we entered into a distribution and license agreement with Laboratoires Fournier S.A. under which we have the exclusive right (subject to exceptions) to market, use, distribute and sell the Esclim(TM) estradiol transdermal system in various dosages in the United States and Puerto Rico. The agreement requires us to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, of which $0.75 million was paid in 1999. The payment due in 2000 has been deferred. The remaining $0.7 million is due in 2001.

     We have experienced a substantial increase in our expenditures since our inception, consistent with growth in our operations and staffing. We are continuing the process we started in June 2000 to align costs and revenues. Without significant revenue growth, we do not expect growth of expenditures to continue. We have terminated the co-promotion agreement with Ortho McNeil Pharmaceutical that required us to expand our field sales organization to at least 100 representatives in 1999 and to commit at least 150 sales representatives in 2000 to co-promote Ortho-Prefest(R).

     We were obligated to make significant minimum payments under the distribution agreement for Ortho-Est(R) Tablets. That agreement has been revised and we are no longer required to make fixed minimum payments. Beginning in 2001, we will only pay contracted transfer prices for product manufactured by Ortho McNeil Pharmaceutical. In 2000, we made purchases of $5.2 million under this agreement.

     We believe that based on our current performance and future plans, our existing cash balances will be sufficient to fund our operations, make planned capital expenditures and meet our minimum purchase commitments through at least the end of fiscal 2001. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain credit facilities. We currently do not have any lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We cannot give you any assurances that we will be able to raise any such capital, if needed, on terms acceptable to Women First or at all. The extent of our needs for additional liquidity will depend on our future operating performance, which is itself dependent on a number of factors, many of which we cannot control, including prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting our business and operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be set forth in the section headed "Proposal 1 -- Election of Directors" in Women First's definitive Proxy Statement for the Annual Meeting of Stockholders of the Company (the "Proxy Statement") which is expected to be filed not later than 120 days after the end of Women First's fiscal year ended December 31, 2000, and is incorporated in this report by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

          3. EXHIBITS:

     3.2(1)     Fourth Amended and Restated Certificate of Incorporation.
     3.4(1)     Second Amended and Restated Bylaws.
     4.1(2)     Form of Specimen Common Stock Certificate.
    10.1(3)     Employment Agreement dated January 8, 1998 by and between
                Women First HealthCare, Inc. and Edward F. Calesa.
    10.2(3)     Employment Agreement dated January 14, 1998 by and between
                Women First HealthCare, Inc. and David F. Hale.
    10.3(9)     Amended and Restated 1998 Long-Term Incentive Plan.
    10.4(5)     Management Incentive Compensation Plan.
    10.5(3)     Lease Agreement dated April 3, 1998 by and between Women
                First HealthCare, Inc. and Prentiss Properties Acquisition
                Partners, L.P.
    10.6(3)     Agreement dated as of July 1, 1998 between Ortho-McNeil
                Pharmaceutical Corporation and Women First HealthCare, Inc.*
    10.7(5)     Amendment No. 1 to Distribution Agreement dated as of
                November 25, 1998 between Ortho-McNeil Pharmaceutical, Inc.
                and Women First HealthCare, Inc.*

    10.8(3)     Agreement effective as of March 1, 1999 between
                Bristol-Myers Squibb and Women First HealthCare, Inc.*
    10.10(3)    Employment Agreement dated as of October 21, 1998 between
                MenoMorphosis, LLC and Julie G. Martin.
    10.11(3)    Employment Agreement dated as of October 21, 1998 between
                MenoMorphosis, LLC and Dale F. Steele.
    10.12(3)    Employment Agreement dated as of October 21, 1998 between
                MenoMorphosis, LLC and Nancy J. Casey.
    10.13(6)    Co-Promotion Agreement dated as of May 27, 1999 between
                Ortho-McNeil Pharmaceutical, Inc. and Women First
                HealthCare, Inc.*
    10.14(1)    Distribution and License Agreement dated as of July 19, 1999 between Women First HealthCare, Inc. and Laboratoires
                Fournier S.A.*
    10.15(9)    1999 Non-Qualified Stock Option Plan.
    10.16(7)    First Amendment to Co-Promotion Agreement between
                Ortho-McNeil Pharmaceutical, Inc. and Women First
                HealthCare, Inc. dated as of March 31, 2000.*
    10.17(7)    Amendment No. 1 to Co-Promotion Agreement between Women
                First HealthCare, Inc. and Bristol-Myer Squibb U.S.
                Pharmaceuticals Group dated as of Mary 11, 2000.*
    10.18(8)    ORTHO-EST(R) Asset Transfer and Supply Agreement effective
                September 30, 2000 between Women First HealthCare, Inc. and
                Ortho-McNeil Pharmaceutical, Inc.
    10.18(8)    ORTHO-PREFEST(TM) Co-Promotion Agreement effective September
                30, 2000 between Women First HealthCare, Inc. and
                Ortho-McNeil Pharmaceutical, Inc.
    10.19(4)    Amendment No. 1 to Distribution and License Agreement dated
                November 3, 2000 between Laboratoires Fournier S.A. and
                Women First HealthCare, Inc.**
    10.20(4)    Pharmacy Supplier Agreement between Novation, LLC and Women
                First HealthCare, Inc. dated as of December 20, 2000.**
    21.1(4)     Subsidiaries.
    23.1(4)     Consent of Ernst & Young LLP.

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

(3) Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 12, 1999.

(4) Filed herewith.

(5) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed May 24, 1999.

(6) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed June 2, 1999.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed May 15, 2000.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed November 14, 2000.

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed March 30, 2000.

 * Women First has been granted confidential treatment with respect to portions of this exhibit.

 ** Women First has requested confidential treatment with respect to portions of this exhibit.

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WOMEN FIRST HEALTHCARE, INC.

March 30, 2001

                                          By:     /s/ EDWARD F. CALESA
                                            ------------------------------------
                                                     Edward F. Calesa,
                                                Chairman, President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


                /s/ EDWARD F. CALESA                       Chairman of the Board,       March 30, 2001
-----------------------------------------------------         President and CEO

               /s/ CHARLES M. CAPORALE                 Vice President, Chief Financial  March 30, 2001
-----------------------------------------------------      Officer, Treasurer and
                                                       Secretary (Principal Financial
                                                            Officer and Principal
                                                             Accounting Officer)

                 /s/ GARY V. PARLIN                               Director              March 30, 2001
-----------------------------------------------------

                /s/ RICHARD L. RUBIN                              Director              March 30, 2001
-----------------------------------------------------

                /s/ NATHAN KASE, M.D.                             Director              March 30, 2001
-----------------------------------------------------

                 /s/ RUTH A. WOODEN                               Director              March 30, 2001
-----------------------------------------------------

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Women First HealthCare, Inc.

     We have audited the accompanying consolidated balance sheets of Women First HealthCare, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Women First HealthCare, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

San Diego, California
February 26, 2001

                          WOMEN FIRST HEALTHCARE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................  $  9,507,865    $ 32,719,263
  Accounts receivable, net..................................       421,435       1,916,174
  Inventory.................................................     1,387,872       1,459,733
  Receivable from related party.............................     2,682,468         682,484
  Prepaid expenses and other current assets.................       544,283         649,926
                                                              ------------    ------------
          Total current assets..............................    14,543,923      37,427,580
Property and equipment, net.................................     1,081,214       1,035,240
Intangible assets, net......................................     3,266,840       3,745,110
Licenses and other assets...................................     1,152,398       1,439,629
                                                              ------------    ------------
          Total assets......................................  $ 20,044,375    $ 43,647,559
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,052,322    $  2,481,581
  Payable to related party..................................       992,745         482,321
  Accrued salaries and employee benefits....................       750,902       1,972,889
  Other accrued liabilities.................................     2,213,245       1,991,439
                                                              ------------    ------------
          Total current liabilities.........................     5,009,214       6,928,230
Commitments
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized.............................................            --              --
  Common stock, $.001 par value; 40,000,000 shares
     authorized; 17,593,826 shares issued and outstanding at
     December 31, 2000, and 17,596,195 shares issued, 54,900
     shares to be issued, and 17,255,878 shares outstanding
     at December 31, 1999...................................        17,593          17,310
  Treasury stock............................................       (99,660)        (99,660)
  Additional paid-in capital................................    80,794,541      80,761,285
  Deferred compensation.....................................      (231,682)     (1,080,135)
  Accumulated deficit.......................................   (65,445,631)    (42,879,471)
                                                              ------------    ------------
          Total stockholders' equity........................    15,035,161      36,719,329
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $ 20,044,375    $ 43,647,559
                                                              ============    ============

                            See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        2000            1999           1998
                                                    ------------    ------------    -----------
Net product revenue...............................  $ 13,997,809    $ 19,352,104    $ 4,834,196
Net service revenue...............................       750,077         799,990             --
Net service revenue from related party............    12,336,971       2,349,494             --
                                                    ------------    ------------    -----------
          Total Service revenues..................    13,087,048       3,149,484             --
                                                    ------------    ------------    -----------
          Total net revenues......................    27,084,857      22,501,588      4,834,196
Costs and expenses:
  Cost of sales (including purchases from related
     party of $5,325,229, $7,532,257 and
     $2,027,889, respectively)....................    10,528,930      12,327,262      2,648,114
  Marketing and sales.............................    31,765,496      26,826,642      5,478,056
  General and administrative......................     7,541,143      10,793,273      5,912,066
  Research and development........................       538,944       1,696,758        572,688
  Write-down of assets and other charges..........            --       1,638,616             --
  Restructuring charges...........................       734,665              --             --
                                                    ------------    ------------    -----------
          Total costs and expenses................    51,109,178      53,282,551     14,610,924
                                                    ------------    ------------    -----------
Loss from operations..............................   (24,024,321)    (30,780,963)    (9,776,728)
Interest and other income, net....................     1,458,161         645,585        394,345
                                                    ------------    ------------    -----------
Net loss..........................................   (22,566,160)    (30,135,378)    (9,382,383)
Accretion of beneficial conversion feature related
  to convertible preferred stock..................            --      (3,361,710)            --
                                                    ------------    ------------    -----------
Net loss available to common stockholders.........  $(22,566,160)   $(33,497,088)   $(9,382,383)
                                                    ============    ============    ===========
Net loss per share (basic and diluted)............  $      (1.29)   $      (2.67)   $     (1.22)
                                                    ============    ============    ===========
Weighted average shares used in computing net loss
  per share (basic and diluted)...................    17,467,517      12,547,154      7,685,993
                                                    ============    ============    ===========

                            See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    SERIES A               SERIES B
                                 PREFERRED STOCK       PREFERRED STOCK         COMMON STOCK                  ADDITIONAL
                              ---------------------   ------------------   --------------------   TREASURY     PAID-IN
                                SHARES      AMOUNT     SHARES    AMOUNT      SHARES     AMOUNT     STOCK       CAPITAL
                              ----------   --------   --------   -------   ----------   -------   --------   -----------
Balance at December 31,
 1997.......................          --   $     --         --   $    --    7,685,993   $76,860   $(96,597)  $ 2,278,215
 Effect of change in tax
   status from S Corporation
   to C Corporation.........          --         --         --        --           --        --         --    (1,727,434)
 Issuance of Series A
   Preferred Stock for
   cash.....................   1,650,000     16,500         --        --           --        --         --    15,725,657
 Issuance of Series B
   Preferred Stock in
   conjunction with
   acquisition of
   subsidiary...............          --         --    398,540     3,985           --        --         --       956,976
 Shares to be issued of
   Series B Preferred Stock
   in conjunction with
   acquisition of subsidiary
   (151,460 shares
   subsequently issued in
   January, 1999)...........          --         --    195,460     1,955           --        --         --       469,337
 Deferred compensation
   related to stock
   options..................          --         --         --        --           --        --         --       728,037
 Amortization of deferred
   compensation.............          --         --         --        --           --        --         --            --
 Net loss...................          --         --         --        --           --        --         --            --
                              ----------   --------   --------   -------   ----------   -------   --------   -----------
Balance at December 31,
 1998.......................   1,650,000     16,500    594,000     5,940    7,685,993    76,860    (96,597)   18,430,788
 Issuance of Series A
   Preferred Stock for
   cash.....................     550,000      5,500         --        --           --        --         --     5,280,718
 Conversion of preferred
   stock to common stock....  (2,200,000)   (22,000)  (594,000)   (5,940)   4,388,329     4,388         --        23,552
 Issuance of common stock in
   initial public
   offering.................          --         --         --        --    5,175,000     5,175         --    51,399,289
 Issuance of common stock
   upon exercise of
   options..................          --         --         --        --        6,556         6         --         5,486
 Shares to be issued of
   common stock in
   conjunction with
   acquisition of
   subsidiary...............          --         --         --        --       54,900        55         --       288,170
 Deferred compensation
   related to stock
   options..................          --         --         --        --           --        --         --     1,624,718
 Amortization of deferred
   compensation.............          --         --         --        --           --        --         --            --
 Discount on Notes Payable
   related to grant of
   common stock warrants....          --         --         --        --           --        --         --       274,617
 Change in par value of
   common stock from $.01 to
   $.001....................          --         --         --        --           --   (69,174)    (3,063)       72,237
 Net loss...................          --         --         --        --           --        --         --            --
 Accretion of beneficial
   conversion feature
   related to convertible
   preferred stock..........          --         --         --        --           --        --         --     3,361,710
                              ----------   --------   --------   -------   ----------   -------   --------   -----------
Balance at December 31,
 1999.......................          --         --         --        --   17,310,778    17,310    (99,660)   80,761,285
 Issuance of common stock
   upon exercise of
   options..................          --         --         --        --      283,048       283         --       241,142
 Compensation expense
   related to stock
   options..................          --         --         --        --           --        --         --       194,972
 Deferred compensation
   related to stock
   options..................          --         --         --        --           --        --         --       115,429
 Amortization of deferred
   compensation.............          --         --         --        --           --        --         --            --
 Reversal of deferred
   compensation for
   separated employees......          --         --         --        --           --        --         --      (518,287)
 Net loss...................          --         --         --        --           --        --         --            --
                              ==========   ========   ========   =======   ==========   =======   ========   ===========
Balance at December 31,
 2000.......................          --   $     --         --   $    --   17,593,826   $17,593   $(99,660)  $80,794,541
                              ==========   ========   ========   =======   ==========   =======   ========   ===========


                               DEFERRED
                                COMPEN-     ACCUMULATED
                                SATION        DEFICIT         TOTAL
                              -----------   ------------   ------------
Balance at December 31,
 1997.......................           --   $ (1,727,434)  $    531,044
 Effect of change in tax
   status from S Corporation
   to C Corporation.........           --      1,727,434             --
 Issuance of Series A
   Preferred Stock for
   cash.....................           --             --     15,742,157
 Issuance of Series B
   Preferred Stock in
   conjunction with
   acquisition of
   subsidiary...............           --             --        960,961
 Shares to be issued of
   Series B Preferred Stock
   in conjunction with
   acquisition of subsidiary
   (151,460 shares
   subsequently issued in
   January, 1999)...........           --             --        471,292
 Deferred compensation
   related to stock
   options..................     (728,037)            --             --
 Amortization of deferred
   compensation.............      112,439             --        112,439
 Net loss...................           --     (9,382,383)    (9,382,383)
                              -----------   ------------   ------------
Balance at December 31,
 1998.......................     (615,598)    (9,382,383)     8,435,510
 Issuance of Series A
   Preferred Stock for
   cash.....................           --             --      5,286,218
 Conversion of preferred
   stock to common stock....           --             --             --
 Issuance of common stock in
   initial public
   offering.................           --             --     51,404,464
 Issuance of common stock
   upon exercise of
   options..................           --             --          5,492
 Shares to be issued of
   common stock in
   conjunction with
   acquisition of
   subsidiary...............           --             --        288,225
 Deferred compensation
   related to stock
   options..................   (1,624,718)            --             --
 Amortization of deferred
   compensation.............    1,160,181             --      1,160,181
 Discount on Notes Payable
   related to grant of
   common stock warrants....           --             --        274,617
 Change in par value of
   common stock from $.01 to
   $.001....................           --             --             --
 Net loss...................           --    (30,135,378)   (30,135,378)
 Accretion of beneficial
   conversion feature
   related to convertible
   preferred stock..........           --     (3,361,710)            --
                              -----------   ------------   ------------
Balance at December 31,
 1999.......................   (1,080,135)   (42,879,471)    36,719,329
 Issuance of common stock
   upon exercise of
   options..................           --             --        241,425
 Compensation expense
   related to stock
   options..................           --             --        194,972
 Deferred compensation
   related to stock
   options..................     (115,429)
 Amortization of deferred
   compensation.............      445,595             --        445,595
 Reversal of deferred
   compensation for
   separated employees......      518,287             --             --
 Net loss...................           --    (22,566,160)   (22,566,160)
                              ===========   ============   ============
Balance at December 31,
 2000.......................  $  (231,682)  $(65,445,631)  $ 15,035,161
                              ===========   ============   ============

                            See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        2000            1999           1998
                                                    ------------    ------------    -----------
OPERATING ACTIVITIES
Net loss..........................................  $(22,566,160)   $(30,135,378)   $(9,382,383)
Adjustments to reconcile net loss to net cash used
  in operating activities
  Depreciation and amortization...................       667,654         697,214        161,898
  Amortization of intangibles.....................       500,907         474,665         79,751
  Amortization of deferred compensation...........       445,595       1,160,181        112,439
  Compensation expense related to stock options...       194,972
  Amortization of warrants issued with debt.......            --         274,617             --
  Write-down of assets and other charges..........            --       1,638,616             --
  Changes in operating assets and liabilities, net
     of effect of acquisition
     Accounts receivable..........................     1,494,739        (801,891)    (1,113,718)
     Inventory....................................        71,861      (1,288,046)    (1,013,306)
     Receivable from related party................    (1,999,984)       (557,914)      (124,570)
     Prepaid expenses and other current assets....       105,643        (100,927)      (230,513)
     Accounts payable.............................    (1,429,259)      1,007,907      1,135,189
     Payable to related party.....................       510,424         482,321             --
     Accrued salaries and employee benefits.......    (1,221,987)        665,722      1,262,782
     Other accrued liabilities....................       221,806       1,408,457         71,355
                                                    ------------    ------------    -----------
Net cash used in operating activities.............   (23,003,789)    (25,074,456)    (9,041,076)
INVESTING ACTIVITIES
Purchases of property and equipment...............      (330,634)       (658,108)      (697,068)
Acquisition of subsidiary.........................            --              --       (335,000)
Refund of deposits................................       106,347      (1,059,897)    (1,745,802)
Acquisition of licenses and other assets, net.....      (224,747)     (1,622,896)       (52,066)
                                                    ------------    ------------    -----------
Net cash used in investing activities.............      (449,034)     (3,340,901)    (2,829,936)
FINANCING ACTIVITIES
Issuance of Series A preferred stock..............            --       5,286,218     15,742,157
Issuance of common stock..........................       241,425      51,409,957             --
Issuance of short-term notes payable to related
  parties.........................................            --       2,000,000             --
Issuance of short-term notes payable..............            --       5,490,000             --
Repayment of short-term notes payable to related
  parties.........................................            --      (2,000,000)            --
Repayment of short-term notes payable.............            --      (5,490,000)            --
                                                    ------------    ------------    -----------
Net cash provided by financing activities.........       241,425      56,696,175     15,742,157
                                                    ------------    ------------    -----------
Net increase (decrease) in cash and cash
  equivalents.....................................   (23,211,398)     28,280,818      3,871,145
Cash and cash equivalents at beginning of the
  period..........................................    32,719,263       4,438,445        567,300
                                                    ------------    ------------    -----------
Cash and cash equivalents at end of the period....  $  9,507,865    $ 32,719,263    $ 4,438,445
                                                    ============    ============    ===========

                            See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business

     Women First HealthCare, Inc. is a specialty pharmaceutical company dedicated to improving the health of midlife women. Corporate and divisional offices are located in California. Women First HealthCare, Inc., originally incorporated under the name Healthy Living for Women, Inc., was incorporated in Delaware on November 1, 1996. Primary operations did not begin until 1997. As We Change(R), a national mail-order catalog and internet retailer is a wholly owned subsidiary of Women First HealthCare, Inc. As used herein, the "Company" collectively refers to the consolidated entity of Women First HealthCare, Inc. and its subsidiary. On July 1, 1999, the Company completed its initial public offering. Also, in July 1999, the underwriters exercised in full their over-allotment option. See note 9.

  Principles of Consolidation

     The consolidated financial statements presented herein include the financial statements of Women First HealthCare, Inc. and the actual results of As We Change from its purchase acquisition date on October 21, 1998 (note 2) and the results of Women First Pharmacy Services, Inc. from its incorporation in September 1998 through December 31, 1999 when all operations ceased. All significant intercompany transactions and balances have been eliminated in consolidation.

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

  Cash and Cash Equivalents

     The Company considers all highly-liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents totaling $9.5 million at December 31, 2000 consisted primarily of investments in commercial paper and bank deposits.

  Concentration of Credit Risk

     The Company sells its pharmaceutical products primarily to established distributors and large retailers in the pharmaceutical industry. Credit is extended based on an evaluation of the customer's financial condition, and collateral generally is not required. Self-care products are typically sold to individuals for cash or payment by major credit card. Credit losses have historically been minimal. The Company is also dependent on single sources of supply for products it offers for sale and would need to obtain alternative sources if the suppliers could not meet the Company's needs.

  Inventory

     Inventory is stated at the lower of cost or market and is determined on a first-in, first-out basis. The Company periodically reviews inventory for the timely identification and measurement of obsolete, slow-moving, or otherwise impaired inventory. The Company accrues for net losses on firm uncancellable purchase commitments for inventory. In 2000, the Company recorded reserves to state its inventory at the lower of cost or market totaling $1.4 million and recorded reserves for excess and obsolete inventory of $0.2 million. In

                          WOMEN FIRST HEALTHCARE, INC.

                               DECEMBER 31, 2000

1999, the Company recorded a write-down in inventory of $1.1 million associated with the Company's decision to discontinue certain consumer product activities. See note 7.

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

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured and recognized if the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset is determined to be impaired, an impairment loss to write-down the carrying value of the asset to fair value would be recognized in the period of impairment. The Company determines fair value by using quoted market prices when available. When the market price is not available an estimated fair value will be determined through other valuation techniques. In 1999, the Company recognized impairment losses of $0.5 million on previously capitalized software development and production costs associated with certain consumer activities.

  Stock Options

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. SFAS 123 also permits companies to elect to continue using the implicit value accounting method specified in Accounting Principles Board Opinion No. 25 to account for stock-based compensation related to option grants to employees. The Company has elected to retain the implicit value based method for such grants, and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. Options or stock awards issued to non-employees have been determined in accordance with SFAS 123 and Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services ("EITF 96-18"). Deferred charges for options granted to non-employees are periodically remeasured as the options vest.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation N. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"). FIN 44 clarifies certain issues in the application of Accounting Principles Board Opinion No. 25. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company adopted FIN 44 in fiscal 2000 and accordingly recorded $0.2 million in compensation expense related to various stock option grant amendments.

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

                          WOMEN FIRST HEALTHCARE, INC.

                               DECEMBER 31, 2000

     The Company will accept for credit or exchange pharmaceutical products that have become unusable due to passage of the expiration date, drug recall, or discontinuance by the Company. For self-care products, the Company will issue a full refund for returned products within 60 days of delivery. In 2000 and 1999, the Company had product returns of approximately $1.0 million and $0.5 million, respectively.

     Contract, service and other revenue under the Company's co-promotion and development agreements are recognized when realized and earned based upon work performed or upon completion of certain performance requirements of the contracts, or when received if amounts are non-refundable and there are no future performance obligations. In 2000, 1999 and 1998, the Company recognized $4.3 million, $3.1 million and $0.2 million, respectively, of contract revenue which is included in net revenue in the accompanying Statements of Operations.

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 formalizes the basic revenue recognition criteria that must be met in order to record revenue. In June 2000, SAB 101 was amended to delay the implementation date to the fourth quarter of 2000 to provide additional time to study the guidance. The adoption of SAB 101 did not have a material impact on the Company's financial statements.

  Catalog Costs

     Catalog production expenses are capitalized as incurred and amortized over the period the catalog generates revenue, generally eight months. At December 31, 2000 and 1999, the Company had $0.4 million and $0.4 million, respectively, in capitalized catalog costs net of amortization. Catalog production expenses of $3.6 million, $2.1 million and $0.3 million were recorded in marketing and sales expense in the accompanying Statements of Operations in 2000, 1999 and 1998, respectively.

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

  Net Loss Per Share

     Basic net loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share, which would include additional potential common shares issued related to outstanding options, warrants and conversion of preferred stock, if dilutive, is unchanged from basic loss per share due to the Company's net losses making the effect of these common share equivalents anti-dilutive. Excluded from the determination of net loss per share are 2,787,330, 2,687,036 and 5,748,975 potentially dilutive common shares at December 31, 2000, 1999 and 1998, respectively.

                          WOMEN FIRST HEALTHCARE, INC.

                               DECEMBER 31, 2000

  Fair Value of Financial Instruments

     The carrying amount of accounts receivable, accounts payable, accrued salaries and employee benefits and other accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

  New Accounting Standards

     In July 2000, the FASB issued Emerging Issue Task Force Issue 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Costs." This issue provides guidance regarding how shipping and handling costs incurred by the seller and billed to a customer should be treated. EITF 00-10 concludes that all amounts billed to a customer in a sales transaction related to shipping and handling be classified as revenue, and the cots incurred by the seller for shipping and handling should be classified as cost of goods sold. The adoption of EITF 00-10 did not have a material impact on the Company's financial statements.

 2. ACQUISITION OF AS WE CHANGE(R)

     On October 21, 1998, the Company acquired all of the outstanding membership interests in MenoMorphosis, LLC dba As We Change(R). The acquisition of As We Change(R) was accounted for as a purchase by the Company. The operations of As We Change(R) are included in the Company's consolidated financial statements from the date of acquisition.

     A summary of the As We Change(R) acquisition costs and allocation to the assets acquired and liabilities assumed is as follows:

Total acquisition costs:
  Cash paid at acquisition date.............................  $1,800,000
  Deferred payments made in March 1999......................   1,059,897
  Issuance of Series B Preferred Stock......................   1,432,253
  Shares of common stock to be issued as of December 31,
     1999...................................................     288,225
  Acquisition related expenses..............................     107,153
                                                              ----------
                                                              $4,687,528
                                                              ==========
Allocated to assets and liabilities as follows:
  Tangible assets acquired..................................  $  722,037
  Tangible liabilities assumed..............................    (325,332)
  Intangible assets acquired (note 6).......................   4,290,823
                                                              ----------
                                                              $4,687,528
                                                              ==========

     The Series B Preferred Stock, which subsequently converted to common stock upon the Company's initial public offering, was valued as of the acquisition date at the estimated fair value as determined by an independent valuation. The acquisition agreement provided for the holders of the preferred stock to be able to defer the receipt of certain shares of the stock until January 1999. In addition, the agreement provided for additional shares of Series B Preferred Stock (or if the Series B Preferred Stock had become subject to mandatory conversion, such number of shares of common stock as would be issued upon conversion) to be issued based upon 1998 and 1999 operating results. Based on the 1998 As We Change(R) net revenue and operating loss, 44,000 shares of Series B Preferred Stock (subsequently converted to 26,835 shares of common stock) were earned. Based on the 1999 As We Change(R) net revenue and operating results, 54,900 shares of common stock were earned, the value of which was $288,225 and was accounted for as an increase to goodwill in 1999.

                          WOMEN FIRST HEALTHCARE, INC.

                               DECEMBER 31, 2000

     The following unaudited pro forma data reflect for the years ended December 31, 1998 and 1997 the combined results of operations of the Company and As We Change(R), subject to certain purchase accounting adjustments, as if the acquisition had occurred at the beginning of the periods:

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                               1998           1997
                                                           ------------    -----------
Net product sales........................................  $  7,281,168    $ 2,679,830
Net loss.................................................  $(10,177,805)   $(3,331,930)
Net loss per share.......................................  $      (1.32)   $     (0.44)

 3. ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Trade receivables...........................................  $1,384,632    $2,494,405
Allowance for doubtful accounts.............................    (310,971)      (83,176)
Allowance for cash discounts, returns, rebates and other
  chargebacks...............................................    (652,226)     (495,055)
                                                              ----------    ----------
                                                              $  421,435    $1,916,174
                                                              ==========    ==========

     The Company charged $0.9 million and $0.8 million for doubtful accounts, cash discounts, returns and rebates for the periods ending December 31, 2000 and 1999, respectively. Deductions of $0.5 million and $0.5 million for writeoffs and discounts taken were made during the respective periods. The Company also recorded a reserve of $0.8 million in other accrued liabilities in 2000 for estimated returns of Esclim(TM) sales for which the receivables have been collected as of December 31, 2000.

 4. INVENTORY

     Inventory consists of the following components:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Pharmaceutical products.............................  $  990,513    $  837,462
Self-care products..................................     318,041       512,969
Video cassettes.....................................      79,318       109,302
                                                      ----------    ----------
                                                      $1,387,872    $1,459,733
                                                      ==========    ==========

 5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Furniture and fixtures..............................  $  690,609    $  537,108
Office equipment....................................     893,459       768,536
Leasehold improvements..............................     193,324       192,290
                                                      ----------    ----------
                                                       1,777,392     1,497,934
Accumulated depreciation............................    (696,178)     (462,694)
                                                      ----------    ----------
                                                      $1,081,214    $1,035,240
                                                      ==========    ==========

                          WOMEN FIRST HEALTHCARE, INC.

                               DECEMBER 31, 2000

 6. INTANGIBLE ASSETS

     Intangible asset balances and estimated lives consist of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000           1999
                                                              -----------    ----------
Trademark.......................................  15 years    $ 1,535,469    $1,512,546
Assembled workforce.............................  10 years        170,000       170,000
Customer list...................................   3 years        580,000       580,000
Non-compete agreements..........................   4 years        280,000       280,000
Goodwill........................................  15 years      1,760,823     1,760,823
                                                              -----------    ----------
                                                                4,326,292     4,303,369
Accumulated amortization..................................     (1,059,452)     (558,259)
                                                              -----------    ----------
                                                              $ 3,266,840    $3,745,110
                                                              ===========    ==========

     The intangible assets resulted primarily from the 1998 acquisition of As We Change(R) as discussed in note 2. The Company also capitalizes trademark filing costs which are amortized over the estimated economic life of the trademarks, generally 15 years.

 7. WRITE-DOWN OF ASSETS AND OTHER CHARGES

     In the third quarter 1999, the Company recognized a write-down of assets and other charges amounting to $1.6 million consisting primarily of inventory write-downs and other costs associated with the closure of the Company's pharmacy operations and the Company's decision to discontinue certain consumer product activities.

 8. SHORT-TERM NOTES PAYABLE

     In March 1999, the Company issued $7.5 million of short-term notes and warrants to purchase 60,756 shares of common stock in a private placement. The warrants are exercisable for a period of five years with an exercise price of $9.35. The Company recorded a charge to interest expense of approximately $0.275 million for these warrants which was amortized over the life of the short-term notes. The charge was determined using the Black-Scholes valuation method. In August 1999, the Company repaid $7.2 million representing all principal outstanding plus accrued interest on the short-term notes issued in March 1999, with the exception of $0.25 million in principal, which was repaid in October 1999.

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

                               DECEMBER 31, 2000

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

  Series A Preferred Stock

     In January and May 1998, the Company entered into an agreement to sell 2,200,000 shares of its Series A Preferred Stock at $10 per share. In January 1998, the Company issued 1,050,000 shares for net proceeds of $10.0 million. In May 1998, the Company issued an additional 50,000 shares for net proceeds of $0.453 million. The Company had the contractual right to issue the remaining shares at $10 per share upon the attainment of certain operational milestones.

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

  Stock Options

     In March 1998, the Board of Directors approved a Long Term Incentive Plan under which 1,830,000 shares of common stock were reserved for issuance upon exercise of options granted by the Company. In February 1999, the shareholders approved an increase in the number of shares available in the Long Term Incentive Plan to 2,249,985. In September 2000, the shareholders approved an increase in the number of shares available in the Long Term Incentive Plan to 2,949,985. The Long Term Incentive Plan provides for the grant of incentive and nonstatutory stock options to employees, directors, and independent consultants of the Company. The exercise price of incentive stock options must be at least equal to the fair market value on

                          WOMEN FIRST HEALTHCARE, INC.

                               DECEMBER 31, 2000

the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair market value on the date of grant. The maximum term of all options granted is ten years.

     A summary of option activity is as follows:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                            EXERCISE
                                                                SHARES       PRICE
                                                              ----------    --------
Outstanding at December 31, 1997............................     323,301     $ .29
  Granted...................................................   1,805,552     $ .84
  Cancelled.................................................    (300,837)    $ .30
                                                              ----------     -----
Outstanding at December 31, 1998............................   1,828,016     $ .83
  Granted...................................................     522,187     $6.73
  Exercised.................................................      (6,556)    $ .84
  Cancelled.................................................    (197,739)    $3.17
                                                              ----------     -----
Outstanding at December 31, 1999............................   2,145,908     $2.04
  Granted...................................................   1,520,226     $1.45
  Exercised.................................................    (283,048)    $ .85
  Cancelled.................................................  (1,136,884)    $2.71
                                                              ----------     -----
Outstanding at December 31, 2000............................   2,246,202     $1.44
                                                              ==========     =====

     A summary of options outstanding at December 31, 2000 is as follows:

                                     WEIGHTED
                                     AVERAGE           WEIGHTED                       WEIGHTED AVERAGE
                     OPTIONS      REMAINING LIFE       AVERAGE          OPTIONS       EXERCISE PRICE OF
EXERCISE PRICES    OUTSTANDING       IN YEARS       EXERCISE PRICE    EXERCISABLE    OPTIONS EXERCISABLE
---------------    -----------    --------------    --------------    -----------    -------------------
  $0.29 - $0.84     1,031,532          7.35             $0.82            881,645            $0.82
 $0.875 - $1.50       801,106          9.65             $1.00            100,000            $0.95
  $1.56 - $3.00       272,936          9.61             $2.18             17,098            $2.21
 $3.03 - $13.81       140,628          8.45             $7.21             76,972            $7.42
                    ---------          ----             -----          ---------            -----
                    2,246,202          8.51             $1.45          1,075,715            $1.33

     Included in the options outstanding at December 31, 2000 and 1999 are 27,450 options granted under a predecessor plan. No additional options are available to be granted under the predecessor plan.

     Adjusted pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the "Minimum Value" method for options pricing with the following assumptions for 1998: risk-free interest rate of 4.25%; dividend yield of 0%; and a weighted-average expected life of the options of five years. The assumptions for the period from January 1, 1999 through June 30, 1999 were: risk-free interest rate of 5.25%; dividend yield of 0%; and a weighted-average expected life of the options of five years. The Black-Scholes option pricing model was used for the period from July 1, 1999 (completion of the Company's initial public offering) through December 31, 1999 with the following assumptions: risk-free interest rate of 5.875%; dividend yield of 0%; volatility factor of 50%; and a weighted-average expected life of the options of five years. The Black-Scholes option pricing model was also used for the year ended December 31, 2000 with the following assumptions: risk-free interest rate of 5.875%; dividend yield of 0%; volatility factor of 50%; and a weighted-average expected life of the options of five years.

                          WOMEN FIRST HEALTHCARE, INC.

                               DECEMBER 31, 2000

     For purposes of the adjusted pro forma disclosures, the estimated fair value of the options are amortized to expense over the vesting period. The weighted-average fair value of options granted during 2000, 1999 and 1998 was $.66, $4.74 and $.51, respectively. The Company's adjusted pro forma information is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                            -------------------------------------------
                                                2000            1999           1998
                                            ------------    ------------    -----------
Adjusted pro forma net loss...............  $(22,893,463)   $(33,514,695)   $(9,437,407)
Adjusted pro forma net loss per share.....  $      (1.31)   $      (2.67)   $     (1.23)

  Deferred Compensation

     Through December 31, 2000, the Company recorded deferred compensation for the difference between the exercise price of stock options granted and the deemed fair value for financial statement presentation purposes of the Company's common stock at the date of grant. The deferred compensation is amortized over the vesting period of the related options which is generally four years. Gross deferred compensation recorded during the years ended December 31, 2000, 1999 and 1998 totaled $0.1 million, $1.6 million and $0.7 million, respectively, and related amortization expense totaled $0.5 million, $1.2 million and $0.1 million in 2000, 1999 and 1998, respectively.

10. CO-PROMOTION AGREEMENT

     Effective March 1, 1999, the Company obtained the right to co-promote the cholesterol-lowering drug Pravachol(R) to OB/GYNs, primary care physicians designated as OB/GYNs by Bristol-Myers Squibb, and nurse practitioners and physician's assistants associated with OB/GYN practices pursuant to a co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group. Under the agreement, Bristol-Myers Squibb has agreed to pay specified costs associated with product samples and physician education. In addition, as compensation for services rendered, the Company will receive a percentage of net sales in excess of a baseline as set forth in the agreement. The term of the contract is for a period of three years from March 1, 1999 through March 31, 2002. Bristol-Myers Squibb may terminate the agreement early upon failure of the Company to meet certain minimums. Bristol-Myers Squibb and the Company have agreed to terminate the agreement effective March 31, 2001. Revenues recorded under the agreement in 2000 are not significant.

11. DISTRIBUTION AND LICENSE AGREEMENT

     On July 19, 1999, the Company entered into a distribution and license agreement with Laboratoires Fournier S.A. under which the Company has the exclusive right to market, use, distribute and sell the Esclim(TM) estradiol transdermal system. The agreement requires the Company to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, and $0.7 million of this is due in November 2001. The Company is also required to pay Fournier a royalty, which includes manufacturing costs, based upon the net sales of the product. The agreement runs seven years from the date of the first commercial sale of the product which occurred on November 16, 1999.

12. RELATED PARTY AGREEMENTS AND TRANSACTIONS

  Ortho-Est(R) Tablets

     In July 1998, the Company signed an exclusive distribution agreement with Ortho-McNeil Pharmaceutical, Inc. ("Ortho") a subsidiary of Johnson & Johnson, a principal stockholder of the Company, and this agreement was terminated September 30, 2000. Under the original agreement, the Company would market and distribute Ortho-Est(R) Tablets, an oral estrogen product used for hormone replenishment therapy (HRT), throughout the U.S. and Puerto Rico. The original agreement was for a period of ten years with annual

                          WOMEN FIRST HEALTHCARE, INC.

                               DECEMBER 31, 2000

renewals available after that period. The original agreement provided for the Company to make both fixed and contingent payments to Ortho for product purchased. In addition, the Company was required to make monthly adjustment payments to Ortho based on progress toward projected annual purchases. During 2000, 1999 and 1998, $5.3 million, $7.5 million and $2.0 million was charged to cost of sales and $0.2 million, $0.5 million and $0.2 million was charged to marketing and sales for professional samples in the accompanying Statement of Operations for products purchased from Ortho. The original agreement required minimum payments of $5.4 million, $4.3 million, $4.2 million, $4.0 million, and $3.9 million during 2000, 2001, 2002, 2003 and 2004, respectively, and $11.6 million thereafter. Ortho had the right to terminate the original agreement on one year's notice so long as Ortho provided the Company with a one-year supply of product and used reasonable commercial efforts to transfer to the Company the manufacturing and distribution rights to the product or upon other specific events.

     In September 2000, the Company and Ortho entered into a new agreement that terminated the original agreement, reduced the minimum payment for 2000 from $5.4 million to $4.7 million, eliminated all future minimum payments totaling $28.0 million, and transferred all of Ortho's right, title, and interest in Ortho-Est(R) Tablets to the Company effective January 1, 2001. The new agreement provides for the Company to purchase Ortho-Est(R) Tablets at Ortho's fully burdened manufacturing costs through April 2002, by which time the Company must locate another source of supply or the purchase price will escalate to a minimum of 30% of the Company's sales of Ortho-Est(R) Tablets.

  Ortho Tri-Cylen(R)

     On May 27, 1999, the Company entered into a co-promotion agreement with Ortho, pursuant to which the Company agreed to co-promote Ortho Tri-Cylen(R), a leading oral contraceptive, and Ortho-Prefest(R), a new oral combination hormonal replenishment therapy (HRT) product, which received approval by the FDA in October 1999. Pursuant to an amendment effective as of March 31, 2000 to the co-promotion agreement, Women First discontinued the co-promotion of Ortho Tri-Cyclen(R) and received a payment of $1.5 million, recorded in related party revenue, as compensation for co-promotion activities performed through March 31, 2000. The amendment included a non-compete clause for which Ortho paid the Company $0.5 million, and which is being amortized as other income ratably over the term of the non-compete agreement that expires March 31, 2001. The Company had no write-offs related to the discontinued product and did not recognize revenue under the original agreement in 1999.

  Ortho-Prefest(R)

     Under the amendment to the co-promotion agreement discussed above, the Company continued to co-promote Ortho-Prefest(R) with the Company's compensation based on certain net sales of the product as set forth in the agreement. Effective September 30, 2000, Ortho and the Company entered into a new co-promotion agreement for Ortho-Prefest(R) that terminated the original agreement and amendment thereto. The new co-promotion agreement provided specific compensation for the Company for co-promoting Ortho-Prefest(R) through December 31, 2000, at which time the new agreement terminated. The Company recorded related party revenue of $7.0 million as a result of the new agreement. The Company did not recognize revenue under the original agreement in 1999.

     In September 1999, in accordance with the Company's co-promotion agreement with Ortho, Ortho and the Company entered into a contract whereby the Company managed the development of educational programs related to hormonal management. The new co-promotion agreement for Ortho-Prefest(R) amended the contract to change the scope of the original contract and provided for a new education program. The Company recognized $3.8 million and $2.3 million of revenue for work completed under the contract during

                          WOMEN FIRST HEALTHCARE, INC.

                               DECEMBER 31, 2000

2000 and 1999, respectively. All revenues and expenses related to education programs have been recognized as of December 31, 2000.

     On March 18, 1999, the Company issued to executive officers, directors, or principal stockholders of the Company an aggregate of $2.0 million principal amount of short-term notes and warrants to purchase 16,224 shares of common stock. The Company repaid the notes in August 1999. See note 8.

13. SEGMENT REPORTING

     The Company operates in three segments: (i) Pharmaceutical, which markets and sells Ortho-Est(R) Tablets and Esclim(TM); (ii) Consumer, which markets and sells self-care products; and (iii) Trialogue(TM), which receives educational grants from pharmaceutical companies to fund the development of educational programs with an independent provider of continuing education programs. The Company's reportable segments are strategic business units that offer different products and services. They are each managed separately because they perform different services utilizing different and distinct operations.

     Information as to the segment operations is set forth below based on the nature of the products and services offered. The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income or loss, defined as income or loss before other income/expense. Operating loss by segment does not include corporate overhead allocations. Transactions between segments are not significant. Each segment generates revenues primarily in the United States, and revenue from foreign sources is not significant. The Pharmaceutical and Trialogue(TM) divisions had significant transactions with a related party in 2000 and 1999 as discussed in
Note 12. The Company does not evaluate segment performance or allocate resources based on a segment's assets, therefore, assets are not reported by segment. The accounting policies of the business segments are the same as those described in the summary of accounting policies (note 1).

                                                              YEAR ENDED DECEMBER 31, 2000
                                            ----------------------------------------------------------------
                                            PHARMACEUTICAL   CONSUMER   TRIALOGUE   CORPORATE   CONSOLIDATED
                                            --------------   --------   ---------   ---------   ------------
Net revenue...............................     $  5,732      $ 8,539     $  477      $    --      $ 14,748
Related party revenue.....................        8,488           --      3,849           --        12,337
                                               --------      -------     ------      -------      --------
          Total revenue...................       14,220        8,539      4,326           --        27,085
Cost of goods.............................        6,439        4,089         --           --        10,528
Operating expenses........................       22,421        6,377      4,789        6,994        40,581
                                               --------      -------     ------      -------      --------
Operating loss............................      (14,640)      (1,927)      (463)      (6,994)      (24,024)
Interest and other income, net............           --           --         --        1,458         1,458
                                               --------      -------     ------      -------      --------
Net loss..................................     $(14,640)     $(1,927)    $ (463)     $(5,536)     $(22,566)
                                               ========      =======     ======      =======      ========

                                                             YEAR ENDED DECEMBER 31, 1999
                                           ----------------------------------------------------------------
                                           PHARMACEUTICAL   CONSUMER   TRIALOGUE   CORPORATE   CONSOLIDATED
                                           --------------   --------   ---------   ---------   ------------
Net revenue..............................     $ 12,509      $ 6,843     $   800    $     --      $ 20,152
Related party revenue....................           --           --       2,350          --         2,350
                                              --------      -------     -------    --------      --------
          Total revenue..................       12,509        6,843       3,150          --        22,502
Cost of goods............................        9,381        2,946          --          --        12,327
Operating expenses.......................       19,121        5,167       6,828       9,839        40,955
                                              --------      -------     -------    --------      --------
Operating loss...........................      (15,993)      (1,270)     (3,678)     (9,839)      (30,780)
Interest and other income, net...........           --           --          --         645           645
Accretion of preferred stock.............           --           --          --      (3,362)       (3,362)
                                              --------      -------     -------    --------      --------
Net loss.................................     $(15,993)     $(1,270)    $(3,678)   $(12,556)     $(33,497)
                                              ========      =======     =======    ========      ========

                          WOMEN FIRST HEALTHCARE, INC.

                               DECEMBER 31, 2000

                                                              YEAR ENDED DECEMBER 31, 1998
                                            ----------------------------------------------------------------
                                            PHARMACEUTICAL   CONSUMER   TRIALOGUE   CORPORATE   CONSOLIDATED
                                            --------------   --------   ---------   ---------   ------------
Net revenue...............................     $ 3,936         $898        $--       $    --      $ 4,834
Related party revenue.....................          --           --         --            --           --
                                               -------         ----        ---       -------      -------
          Total revenue...................       3,936          898         --            --        4,834
Cost of goods.............................       2,283          365         --            --        2,648
Operating expenses........................       5,646          579         --         5,737       11,962
                                               -------         ----        ---       -------      -------
Operating loss............................      (3,993)         (46)        --        (5,737)      (9,776)
Interest and other income, net............          --           --         --           394          394
                                               -------         ----        ---       -------      -------
Net loss..................................     $(3,993)        $(46)       $--       $(5,343)     $(9,382)
                                               =======         ====        ===       =======      =======

14. RESTRUCTURING

     The Company recorded restructuring charges of $0.7 million during the three-month period ended June 30, 2000 in accordance with EIFT 94-3: "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The objective of the restructuring is to increase effectiveness and efficiency by restructuring the Company into three operating divisions. The charges include costs pertaining to the termination or resignation of approximately 65 management and sales employees ($695,000) and other estimated costs ($40,000). No additional charges were incurred subsequent to June 30, 2000, and all payments relating to the restructuring have been made as of December 31, 2000.

15. COMMITMENTS

     In September 1998, the Company entered into an agreement whereby the Company funded the development of a patient health questionnaire and software product. The Company recorded $0.6 million and $0.3 million of research and development expenses related to this agreement in 1999 and 1998, respectively. The agreement provides for minimum royalties beginning in 2001 to maintain an exclusive license.

  Leases

     The Company leases certain office space and equipment under operating leases. Lease expense was $0.7 million, $0.7 million and $0.5 million under these leases in 2000, 1999 and 1998, respectively.

     Minimum future annual obligations for operating leases for years ending after December 31, 2000 are as follows:

2001.............................................     578,000
2002.............................................     497,000
2003.............................................     277,000
2004.............................................       5,000
                                                   ----------
                                                   $1,357,000
                                                   ==========

16. INCOME TAXES

     At December 31, 2000, the Company has federal and state tax net operating loss carryforwards of approximately $57.3 million and $46.0 million, respectively. The federal tax loss carryforwards will begin to expire in 2018, unless previously utilized. The state tax loss will begin to expire in 2003, unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of approximately $0.2 million and $0.1 million respectively, which will begin to expire in 2019, unless previously utilized.

                          WOMEN FIRST HEALTHCARE, INC.

                               DECEMBER 31, 2000

     Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. However, the Company does not believe such limitations will have a material impact upon the utilization of these carryforwards.

     Significant components of the Company's deferred tax assets as of December 31, 2000 and 1999 are shown below. A valuation allowance of $23.5 million has been recognized as realization of such assets is uncertain.

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              2000            1999
                                                          ------------    ------------
Deferred tax assets:
  Net operating loss carryforwards......................  $ 22,689,000    $ 13,852,000
  R&D Credits...........................................       241,000              --
  Other, net............................................       779,000       1,870,000
                                                          ------------    ------------
Total deferred tax assets...............................    23,709,000      15,722,000
Deferred tax liability:
  Depreciation..........................................      (228,000)             --
Valuation allowance.....................................   (23,481,000)    (15,722,000)
                                                          ------------    ------------
Net deferred tax assets.................................  $         --    $         --
                                                          ============    ============

17. CONTINGENCIES

     The Company is a defendant in a case brought by Common Cause, Inc. alleging that we are violating California's Proposition 65 (also known as the Safe Drinking Water and Toxic Enforcement Act) by selling a product called Nugest 900 through our As We Change(R) catalog. Progesterone, a chemical known to California to cause cancer, is a key ingredient in Nugest 900, a topical cream-gel. The Company does not expect this matter to have a material adverse effect on the Company's financial condition or results of operations.