Form 10-Q
period 2001-03-31
WOMEN FIRST HEALTHCARE INC
filed 2001-05-15
CIK 1081004

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of April 30, 2001, 17,686,447 shares of common stock, par value $.001 per share, were outstanding.

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

                          WOMEN FIRST HEALTHCARE, INC.

                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION



ITEM 1  -  FINANCIAL STATEMENTS (Unaudited)                                              PAGE
        Consolidated Balance Sheets..................................................      1
        Consolidated Statements of Operations........................................      2
        Consolidated Statements of Cash Flows........................................      3
        Notes to Consolidated Financial Statements...................................      4

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.......................................      8

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK...............................................................     14


                           PART II - OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS.........................................................     15

ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS.................................     15

ITEM 5  -  OTHER INFORMATION ........................................................     15

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K..........................................     20

                                     PART I


ITEM 1. FINANCIAL STATEMENTS



                          WOMEN FIRST HEALTHCARE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                    MARCH 31,         DECEMBER 31,
                                                                                      2001                2000
                                                                                   -----------         -----------
                                                                                   (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                      $ 9,170,654         $ 9,507,865
    Accounts receivable, net                                                         1,739,330             421,435
    Inventory                                                                          854,151           1,387,872
    Receivable from related party                                                                        2,682,468
    Prepaid expenses and other current assets                                          685,608             544,283
                                                                                   -----------         -----------
         Total current assets                                                       12,449,743          14,543,923
Property and equipment, net                                                          1,050,230           1,081,214
Intangible assets, net                                                               3,150,259           3,266,840
Other assets                                                                         1,049,614           1,152,398
                                                                                   -----------         -----------
         Total assets                                                              $17,699,846         $20,044,375
                                                                                   ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                               $ 1,198,060         $ 1,052,322
    Payable to related party                                                           266,161             992,745
    Accrued salaries and employee benefits                                             535,352             750,902
    Other accrued liabilities                                                        1,511,809           2,213,245
                                                                                   -----------         -----------
         Total current liabilities                                                   3,511,382           5,009,214
Commitments
Stockholders' equity:
    Preferred stock, $.001 par value; 5,000,000 shares authorized                           --                  --
    Common stock, $.001 par value; 40,000,000 shares authorized; 17,686,164
         and 17,593,826 shares issued and outstanding, respectively                     17,686              17,593
    Treasury stock                                                                     (99,660)            (99,660)
    Additional paid-in capital                                                      80,875,525          80,794,541
    Deferred compensation                                                             (202,722)           (231,682)
    Accumulated deficit                                                            (66,402,365)        (65,445,631)
                                                                                   -----------         -----------
         Total stockholders' equity                                                 14,188,464          15,035,161
                                                                                   -----------         -----------
         Total liabilities and stockholders' equity                                $17,699,846         $20,044,375
                                                                                   ===========         ===========

See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                  -------------------------------
                                                     2001                2000
                                                  -----------         -----------
Net product revenue                               $ 7,064,423         $ 4,359,159

Net service revenue                                        --             200,000
Net service revenue from related party                 43,843           2,960,009
                                                  -----------         -----------
    Total service revenues                             43,843           3,160,009
                                                  -----------         -----------
    Total net revenues                              7,108,266           7,519,168


Costs and expenses:
    Cost of sales (including purchases
         from a related party of $297,088
         and $932,573, respectively)                2,457,691           2,325,711
    Marketing and sales                             4,236,069          10,915,823
    General and administrative                      1,602,470           2,390,542
    Research and development                          124,187             269,282
                                                  -----------         -----------
         Total costs and expenses                   8,420,417          15,901,358
                                                  -----------         -----------
Loss from operations                               (1,312,151)         (8,382,190)
Interest and other income, net                        355,417             383,776
                                                  -----------         -----------
Net loss                                          $  (956,734)        $(7,998,414)
                                                  ===========         ===========
Net loss per share (basic and diluted)            $     (0.05)        $     (0.46)
                                                  ===========         ===========
Weighted average shares used in computing
    net loss per share (basic and diluted)         17,610,439          17,371,465
                                                  ===========         ===========

See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  -------------------------------
                                                                                     2001                 2000
                                                                                  ----------          -----------
OPERATING ACTIVITIES
Net loss                                                                          $ (956,734)         $(7,998,414)
Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization                                                   296,398              143,988
     Amortization of intangibles                                                          --              125,045
     Amortization of deferred compensation                                            28,960              129,238
     Changes in operating assets and liabilities                                     259,137           (1,158,432)
                                                                                  ----------          -----------
Net cash used in operating activities                                               (372,239)          (8,758,575)

INVESTING ACTIVITIES
Purchases of property and equipment                                                  (48,702)             (46,481)
Refund of deposits                                                                    11,662                   --
Acquisition of licenses and other assets, net                                         (9,009)              (2,947)
                                                                                  ----------          -----------
Net cash used in investing activities                                                (46,049)             (49,428)

FINANCING ACTIVITIES
Issuance of common stock                                                              81,077              122,820
                                                                                  ----------          -----------
Net cash provided by financing activities                                             81,077              122,820
                                                                                  ----------          -----------

Net increase (decrease) in cash and cash equivalents                                (337,211)          (8,685,183)

Cash and cash equivalents at beginning of the period                               9,507,865           32,719,263
                                                                                  ----------          -----------
Cash and cash equivalents at end of the period                                    $9,170,654          $24,034,080
                                                                                  ==========          ===========

See accompanying notes.

                          WOMEN FIRST HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2001



1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited financial statements of Women First HealthCare, Inc. (the "Company" or "Women First") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Principles of Consolidation and Reporting

    The consolidated financial statements presented herein include the results of Women First HealthCare, Inc. and the results of its wholly owned subsidiary, As We Change, LLC. All significant intercompany transactions and balances have been eliminated in consolidation. For the periods presented in the accompanying financial statements, the Company has no items for which comprehensive loss would differ from the reported net loss. The Company has three operating divisions: pharmaceutical, consumer, and Trialogue(TM). Operating results for these divisions are reported in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in Note 5.

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

Revenue Recognition

    The Company records sales for its pharmaceutical and self-care products at time of shipment. The Company will accept for credit or exchange pharmaceutical products that have become unusable due to passage of expiration date, drug recall, or discontinuance by the Company. The Company will accept most consumer product returns during the first sixty days after the sale. Revenues are reduced for estimated returns, chargebacks, rebates and early payment discounts.

    Service revenues under the Company's co-promotion agreements are recognized based upon work performed or upon completion of certain performance requirements of the contracts.

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


2.      INVENTORY

    Inventory consists of the following components:


                                             March 31,     December 31,
                                               2001           2000
                                             ---------     ------------
          Pharmaceutical products            $167,509       $  990,513
          Self-care products                  686,642          397,359
                                             --------       ----------
               Total inventory               $854,151       $1,387,872
                                             ========       ==========


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


4.      PRODUCT RELATED AGREEMENTS

Ortho-McNeil Pharmaceuticals, Inc.

    On May 27, 1999, the Company entered into a co-promotion agreement with Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil"), a subsidiary of Johnson & Johnson, a principal stockholder of the Company, pursuant to which the Company agreed to co-promote ORTHO TRI-CYCLEN(R), a leading oral contraceptive, and ORTHO-PREFEST(R), a new oral combination hormonal replacement therapy (HRT) product, which received approval by the FDA in October 1999 and was launched in January 2000.

    Effective as of March 31, 2000, Women First and Ortho-McNeil agreed that Women First would discontinue the co-promotion of ORTHO TRI-CYCLEN(R) to focus more of the Company's selling efforts on the launch of ORTHO-PREFEST(R). Under an amendment to the co-promotion agreement, ORTHO TRI-CYCLEN(R) was removed from the co-promotion agreement, and Ortho-McNeil agreed to compensate Women First $1.5 million for its sales efforts through the first quarter of 2000 with respect to ORTHO TRI-CYCLEN(R). This payment was recognized as related party service revenue in March 2000. In addition, Ortho-McNeil agreed to compensate Women First $500,000 for agreeing to add a limited non-compete provision to the agreement to expire three months following contract termination. This amount was recognized on a straight-line basis over the period prescribed by the agreement and amendment thereto. As of March 31, 2001, the $500,000 payment was fully recognized.

    Effective September 30, 2000, the Company and Ortho-McNeil revised their co-promotion agreement for ORTHO-PREFEST(R). Under terms of the revised co-promotion agreement, the Company continued to co-promote ORTHO-PREFEST (R) through December 31, 2000.

    In September 2000, the Company and Ortho-McNeil entered into an agreement that terminated their distribution agreement related to ORTHO-EST(R) Tablets, reduced the minimum payment for 2000 required under the distribution agreement from $5.4 million to $4.7 million, eliminated all future minimum payments totaling $28.0 million, and transferred all of Ortho-McNeil's right, title, and interest in ORTHO-EST(R) Tablets to the company effective January 1, 2001. The new agreement provides for the Company to purchase ORTHO-EST(R) Tablets at Ortho-McNeil's fully burdened manufacturing costs through April 2002, by which time the Company must locate another source of supply or the purchase price will escalate to a minimum of 30% of the Company's sales of ORTHO-EST(R) Tablets.

Laboratoires Fournier S.A.

   In July 1999, the Company entered into a distribution and license agreement with Laboratoires Fournier S.A. under which Women First has the exclusive right (subject to exceptions) to market, use, distribute and sell the ESCLIM(TM) estradiol transdermal system in various dosages in the United States and Puerto Rico. The Company began selling and distributing the ESCLIM(TM) estradiol transdermal system in November 1999. The agreement requires the Company to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, of which $750,000 was paid in 1999, and $700,000 is due November 2001 pursuant to an amendment to the agreement. The Company and Laboratories Fournier revised the contract in November 2000 to improve the Company's ability to contract with managed care and group purchasing organizations and to delay the $350,000 milestone payment otherwise due in November 2000 for one year subject to the Company implementing a Phase IV study. The Phase IV study was implemented in March 2001 and the $350,000 payment has been deferred to November 2001.

5.      SEGMENT DISCLOSURES

    The Company operates in three segments: (i) Pharmaceutical, which markets and sells ORTHO-EST(R) Tablets and ESCLIM(TM); (ii) Consumer, which markets and sells self-care products; and (iii) Trialogue, which provides access to our network of opinion leaders and practicing clinicians through strategic marketing programs for sale to major pharmaceutical companies. The Company's reportable segments are strategic business units that offer different products and services. They are each managed separately because they perform different services utilizing different and distinct operations.


                                                    THREE MONTHS ENDED MARCH 31, 2001
                                ----------------------------------------------------------------------------
                                CONSOLIDATED   PHARMACEUTICAL     CONSUMER        TRIALOGUE       CORPORATE
                                ------------     -----------     -----------     -----------     -----------
Net product revenue             $  7,064,423     $ 5,029,327     $ 2,035,096     $        --     $        --

Net service revenue                       --              --              --              --              --
Net related party
service revenue                       43,843          43,843              --              --              --
                                ------------     -----------     -----------     -----------     -----------
   Total service revenues             43,843          43,843              --              --              --
                                ------------     -----------     -----------     -----------     -----------
   Total net revenues              7,108,266       5,073,170       2,035,096              --              --

Cost of sales                      2,457,691       1,481,948         975,743              --              --
Sales and marketing                4,236,069       3,114,695       1,011,165         110,209              --
General and
administrative                     1,602,470              --         295,144              --       1,307,326
Research and development             124,187         124,187              --              --              --
                                ------------     -----------     -----------     -----------     -----------
    Total costs and expenses       8,420,417       4,720,830       2,282,052         110,209       1,307,326
                                ------------     -----------     -----------     -----------     -----------
Income/(Loss) from
operations                        (1,312,151)        352,340        (246,956)       (110,209)
Interest and other income, net       355,417              --              --              --         355,417
                                ------------     -----------     -----------     -----------     -----------
Net income/(loss)               $   (956,734)    $   352,340     $  (246,956)    $  (110,209)    $  (951,909)
                                ============     ===========     ===========     ===========     ===========


                                                    THREE MONTHS ENDED MARCH 31, 2000
                                ----------------------------------------------------------------------------
                                CONSOLIDATED   PHARMACEUTICAL     CONSUMER        TRIALOGUE       CORPORATE
                                ------------     -----------     -----------     -----------     -----------
Net product revenue             $  4,359,159     $ 2,044,502     $ 2,314,657     $        --     $        --

Net service revenue                  200,000              --              --         200,000              --
Net related party
service revenue                    2,960,009       1,526,768              --       1,433,241              --
                                ------------     -----------     -----------     -----------     -----------
    Total service revenues         3,160,009       1,526,768              --       1,633,241              --
                                ------------     -----------     -----------     -----------     -----------
    Total net revenues             7,519,168       3,571,270       2,314,657       1,633,241              --

Cost of sales                      2,325,711       1,346,633         979,078              --              --
Sales and marketing               10,915,823       7,390,328       1,206,319       2,319,176              --
General and
administrative                     2,390,542              --         344,721              --       2,045,821
Research and development             269,282         269,282              --              --
                                ------------     -----------     -----------     -----------     -----------
    Total costs and expenses      15,901,358       9,006,243       2,530,118       2,319,176       2,045,821
Loss from operations              (8,382,190)     (5,434,973)       (215,461)       (685,935)     (2,045,821)
Interest and other income, net       383,776              --              --              --         383,776
                                ------------     -----------     -----------     -----------     -----------
Net loss                        $ (7,998,414)    $(5,434,973)    $  (215,461)    $  (685,935)    $(1,662,045)
                                ============     ===========     ===========     ===========     ===========


6.      CONTINGENCIES

    We are the defendant in a case brought by Common Cause, Inc. alleging that we are violating California's Proposition 65 (also known as the Safe Drinking Water and Toxic Enforcement Act) by selling a product called Nugest 900 through our As We Change(R) catalog. Progesterone, a chemical known to California to cause cancer, is a key ingredient in Nugest 900, a topical cream-gel. The settlement of this matter is not considered to be material to our financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below in "Item 5:
Other Information - Factors That May Affect Future Performance" as well as those discussed in "Item 1: Business - Risks and Uncertainties" in our Annual Report on Form 10-K for the year ended December 31, 2000. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date hereof.


OVERVIEW

    Women First HealthCare, Inc. is a specialty pharmaceutical company dedicated to improving the health and well being of midlife women. Our mission is to help midlife women make informed choices about their physical and emotional health and to provide pharmaceutical products, self-care products and support systems to help midlife women improve the quality of their lives. We market these products in the United States through a number of channels including our dedicated sales force and our direct-to-consumer marketing programs through our catalog operation and the Internet.

    In July 1998, we entered into a distribution agreement with Ortho-McNeil Pharmaceuticals, Inc. for ORTHO-EST(R) Tablets, an oral estropipate product that the Company markets and distributes exclusively. The distribution agreement required us to make minimum aggregate payments totaling $47.5 million to Ortho-McNeil over the life of the contract regardless of the actual sales performance of the product. This agreement was terminated effective September 30, 2000, and we entered into a new agreement, the ORTHO-EST(R) Asset Transfer & Supply Agreement, with Ortho-McNeil. Under terms of the new agreement, Ortho-McNeil transferred to us all of its right, title and interest in ORTHO-EST(R) Tablets effective January 1, 2001 and granted us an exclusive license to use the trademark "ORTHO-EST(R)" until June 2008. The new agreement reduced the minimum payment in 2000 from $5.4 million to $4.7 million. No further payments are required under the new agreement. The Company will continue to buy product from Ortho-McNeil until we find a replacement manufacturer. The prices we pay for product under the new agreement will equal Ortho-McNeil's fully burdened cost. We have until April 2002 to find a replacement manufacturer, at which time the price we pay for product will rise significantly. We have identified a replacement manufacturer and have entered into negotiations regarding the terms of this arrangement.

    In May 1999, we entered into a co-promotion agreement with Ortho-McNeil Pharmaceutical, Inc. relating to ORTHO TRI-CYCLEN(R), an oral contraceptive product, and ORTHO-PREFEST(TM), a new oral combination hormonal replacement therapy (HRT) product. An amendment effective as of March 31, 2000 discontinued the co-promotion agreement of ORTHO TRI-CYCLEN(R) to focus our selling efforts on the launch of ORTHO-PREFEST(R). Under the amendment Ortho-McNeil agreed to compensate Women First $1.5 million for our sales efforts made through the first quarter of 2000 with respect to ORTHO TRI-CYCLEN(R). We recognized this payment as related party service revenue in the first quarter 2000. In addition, Ortho McNeil agreed to compensate Women First $500,000 for our agreement to add a limited non-compete provision to the agreement to expire three months following contract termination. This amount was recognized on a straight-line basis over the period prescribed by the agreement and amendment thereto. The co-promotion agreement terminated on December 31, 2000. As of March 31, 2001 the $500,000 payment was fully recognized.

    In July 1999, we entered into a distribution and license agreement with Laboratoires Fournier S.A. under which we have the exclusive right (subject to exceptions) to market, use, distribute and sell the ESCLIM(TM) estradiol transdermal system in various dosages in the United States and Puerto Rico. We began selling and distributing the ESCLIM(TM) estradiol transdermal system in November 1999. The agreement requires the Company to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, of which $750,000 was paid in 1999, and $700,000 is due November 2001 pursuant to an amendment to the agreement. The Company and Laboratories Fournier S.A. revised the contract in November 2000 to improve the Company's ability to contract with managed care and group purchasing organizations and to delay a $350,000 milestone payment originally due in November 2000 for one year subject to the Company implementing a Phase IV study. The Phase IV study was implemented in March 2001 and the $350,000 payment has been deferred to November 2001.

    In June 2000, we announced our reorganization into three distinct operating divisions: pharmaceutical, consumer, and corporate marketing. The pharmaceutical division is responsible for marketing and sales of prescription products. The consumer division is responsible for marketing and sales of self-care products. The corporate marketing division, called Trialogue(TM), is responsible for providing access to our network of opinion leaders and practicing clinicians through strategic marketing programs for sale to major pharmaceutical companies.

    We have incurred significant losses since we were founded in November 1996. We had an accumulated deficit of $66.4 million as of March 31, 2001, and we expect to incur losses at least through the third quarter of 2001. We believe that due to our limited operating history we are unable to accurately predict our future results of operations. Accordingly, our operating results should not be relied upon as an indication of future performance.


RESULTS OF OPERATIONS

    Net revenue. For the three months ended March 31, 2001, total net revenue was $7.1 million as compared to $7.5 million in the prior year period. Revenue in the current period was derived from the pharmaceutical division ($5.1 million or 71.4% of total net revenue) and consumer business ($2.0 million or 28.6% of total net revenue). There was no Trialogue(TM) revenue in the current period. In the prior year period, the pharmaceutical division contributed revenue of $3.6 million (47.5%), the consumer division contributed $2.3 million (30.8%) and Trialogue(TM) contributed $1.6 million (21.7%). Virtually all of the current period revenue is from product sales of ORTHO-EST(R) Tablets and ESCLIM(TM) and our As We Change national mail order catalog. In the prior year period, 42.0% of the total net revenue was derived from service revenue and 93.7% of this service revenue was from a related party.

    Costs and expenses. Costs and expenses decreased $7.5 million to $8.4 million in the three-month period ended March 31, 2001 from $15.9 million in the year earlier period. The prior year period reflects the build up of infrastructure and sales force required under terms of the original co-promotion agreement for ORTHO-PREFEST(R). The current period reflects the alignment of costs and revenues begun with our restructuring in June 2000.

    Cost of sales was $2.5 million, or 34.6% of sales, in the current period compared to $2.3 million, or 30.9%, of sales in the prior year period. The increase is the result of the change in mix in the revenue. In the prior year period, 42.0% of the revenue was service revenue, which had no associated cost of sales. Service revenue in the current period was minimal. For all of 2001, we expect the ratio of cost of sales to revenue to decline in light of the sales this quarter of the higher priced year-end inventory of ORTHO-EST(R) Tablets.

    Operating expenses. Sales and marketing, general and administrative and research and development expenses (collectively "operating expenses") were $6.0 million in the current period compared to $13.6 million in the prior year period. This 56.1% decrease is the result of a reduction in the sales force of approximately 60% from the prior year period and a downsizing of the corporate infrastructure undertaken in June 2000. We expect operating expenses to remain fairly constant throughout 2001.

    Loss from operations. The loss from operations in the three months ended March 31, 2001 was $1.3 million, an improvement of $7.1 million, or 84.3%, from the prior year period. The reduction in revenue this period over last was more than offset by the significant reduction in operating expenses.

    Interest and other income, net. In the current period, this category was comprised of $147,000 of interest earned on cash invested and $208,000 of accretion of a $500,000 non-compete payment from a related party. In the prior year period, $384,000 was interest earned on cash invested. The reduction in interest earned is a function of having less cash to invest. The non-compete payment has now been fully earned.

Pharmaceutical Division

    The Pharmaceutical Division reported revenues of $5.1 million in the first quarter, an increase of $1.5 million or 42.1% over the first quarter 2000. Revenues in 2001 were comprised of sales of ORTHO-EST(R) Tablets and the ESCLIM(TM) estradiol transdermal system. In the prior year period, sales of these products were $2.0 million. The prior year period also included $1.5 million for our co-promotion efforts on behalf of ORTHO TRI-CYCLEN(R), an oral contraceptive. For the full year 2001, we expect pharmaceutical division revenues between $15 million and $20 million for ORTHO-EST(R) Tablets and ESCLIM(TM).

    Our gross margin increased to 70.8% in the first quarter of 2001 from 62.3% in the prior year period. We expect the margin in 2001 to increase in the second quarter 2001 and stabilize for the remainder of the year now that the year-end inventory of ORTHO-EST(R) Tablets, which was priced under terms of the 1998 distribution agreement, has been sold.

    Operating expenses in the first quarter 2001, exclusive of cost of sales, were $3.2 million, a decrease of $4.4 million (57.7%) compared to the prior year period. In the first quarter of 2000, we expanded our sales organization to 150 territories as required under the terms of our co-promotion agreement for ORTHO-PREFEST(TM). As part of the cost reduction initiatives we undertook in June 2000, we reduced our sales coverage by almost 50% and in the first quarter of 2001, our sales organization covers 60 territories.

    As a result of factors discussed above, the pharmaceutical division recorded a profit of $352,000 in the first quarter 2001. This compares to a net loss of $5.4 million in the 2000 period.

Consumer Division

    The consumer division reported revenues of $2.0 million in the first quarter of 2001, down $300,000 or 12.1% from the prior year period. Revenue per catalog increased year over year to $1.43 in 2001 from $1.00 in 2000 but the number of mailed catalogs was reduced significantly to 1.3 million in the current year from 2.1 million last year. We have made a strategic decision to narrow the distribution of the catalog as part of our effort to reach breakeven in the Consumer Division. We expect consumer division revenue for the full year 2001 to be between $6 million and $8 million.

    The gross margin declined in 2001 to 52.1% from 57.7% the year before. The decline was the result of the introduction of a rewards program, which reduced revenues, and an decrease in net shipping and handling revenue due to increased shipping costs.

    Operating expenses, exclusive of cost of sales, declined in the first quarter of 2001 to $1.3 million from $1.6 million in the prior year period. The decline was the result of a reduction in catalog production and mailing.

    As a result of the above, net loss for the consumer division increased 14.6% to $247,000 from $215,000 in the prior year period.

Trialogue(TM) Division

    The Trialogue Division reported no revenue in the first quarter 2001. In the prior year period, the division recorded revenue of $1.6 million, all but $200,000 in related party service revenue. In the first quarter of 2001 Trialogue developed a new product, Integrated Marketing Platform, for sale to major pharmaceutical companies. We are unable to accurately predict future revenues of this new product; however, we expect this product will generate modest revenue beginning in the third quarter of 2001.

    Operating expenses in 2001 were 95.2% below the prior year and consist of salary and related expenses and costs to develop the Integrated Marketing Platform. In the prior year period, costs of $2.3 million were incurred in conjunction with the development of educational programs with independent providers of continuing education programs.

    As a result of the above, the net loss in the division was reduced to $110,000 from $686,000 in the prior year period.

Corporate

    Corporate operating expenses were $1.3 million in the first quarter of 2001, a decline of 36.1% from the prior year period, as a result of restructuring and down sizing initiated in June 2000.

    In the current period, interest and other income included $208,000 for accretion of $500,000 non-compete revenue related to ORTHO TRI-CYCLEN(R). There was no accretion in the first quarter of 2000. Interest income is down $239,000 in the first quarter 2001 versus the prior period as a result of having less cash on hand to invest.

FACTORS AFFECTING RESULTS OF OPERATIONS

    We incurred a loss of $1.0 million for the three months ended March 31, 2001, and we incurred losses of $22.6 million, $33.5 million and $9.4 million in the years ended December 31, 2000, 1999 and 1998 respectively. Due to our short operating history, our revenues have varied and have been difficult to forecast on a quarterly or annual basis. However, many of our expenses are fixed, especially in the short term. In addition, we are an early stage company that has incurred significant operating expenses associated with obtaining rights to market and distribute products, the expansion of our sales and marketing efforts and general and administrative activities. In June 2000 we took steps to reduce expenses by eliminating certain corporate overhead and, in recognition of lower than expected revenues, reduced our sales force by almost 50%. We expect continued variability in revenues as we realign our product mix as a result of ending our co-promotion of ORTHO-PREFEST(R). Because of these factors, our results of operations have varied during our short operating history and we expect that they will continue to fluctuate, perhaps significantly, in the future. In addition, other factors may cause fluctuations in our revenues and results of operations in the future, including the following:

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

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2001, our working capital was $8.9 million compared to $9.5 million at December 31, 2000. Cash and cash equivalents were $9.2 million at March 31, 2001 compared to $9.5 million at December 31, 2000.

    In our short history we have had two primary sources of liquidity - revenues from product sales and educational grants and proceeds from private placements of our equity securities and the initial public offering of common stock.

    We have generated $61.5 million in revenues since our inception.

    Between January 1998 and February 1999 we issued 2,200,000 shares of Series A Preferred Stock (equivalent to 4,026,000 shares of common stock) and warrants for net proceeds of $21.0 million.

    In addition, in March 1999 we issued $7.5 million of short-term notes and warrants to purchase 60,756 shares of common stock in a private placement for net proceeds of $7.5 million. From August 1999 through October 1999, the Company repaid all principal plus accrued interest on the short-term notes issued in March 1999.

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

    Net cash used in operating activities was $372,000 and $8.8 million for the three months ended March 31, 2001 and 2000, respectively. Net cash used in investing activities was $46,000 and $49,000 for the same periods. Investing activities in both periods consisted of equipment and other asset purchases. Net cash provided by financing activities was $81,000 and $123,000, respectively for the same periods. Financing activities in both periods consisted of proceeds from the exercise of stock options.

    For the three months ended March 31, 2001 and 2000, we made net capital expenditures of $58,000 and $49,000, respectively, primarily for computer equipment. The Company has no purchase commitments for capital expenditures as of March 31, 2001.

    While we intend to continue pursuing the potential addition of a prescription product or product line either through acquisition or licensing, we currently have no firm commitments.

    In July 1999, we entered into a distribution and license agreement with Laboratoires Fournier S.A. under which we have the exclusive right (subject to exceptions) to market, use, distribute and sell the ESCLIM(TM) estradiol transdermal system in various dosages in the United States and Puerto Rico. The agreement requires us to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, of which $750,000 was paid in 1999. The payment due in 2000 has been deferred. The remaining $700,000 is due in November 2001.

    Although we experienced an increase in our expenditures in every quarter from the first quarter 1999 through the second quarter 2000, consistent with growth in our operations and staffing, we are continuing the process we started in June 2000 to align costs and revenues and have seen expenditures drop significantly since that time. Without significant revenue growth, we expect expenditures to remain fairly constant.

    We believe that based on our current performance and future plans, our existing cash balances will be sufficient to fund our operations through at least March 31, 2002. We may need funds to acquire or license additional pharmaceutical products. We may need to sell additional equity or debt securities or obtain credit facilities. We currently do not have any lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We cannot give you any assurances that we will be able to raise any such capital, if needed, on terms acceptable to Women First or at all. The extent of our needs for additional liquidity will depend on our future operating performance, which is itself dependent on a number of factors, many of which we cannot control, including prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting our business and operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   None.

PART II

ITEM 1.   LEGAL PROCEEDINGS

    We are the defendant in a case brought by Common Cause, Inc. alleging that we are violating California's Proposition 65 (also known as the Safe Drinking Water and Toxic Enforcement Act) by selling a product called Nugest 900 through our As We Change(R) catalog. Progesterone, a chemical known to California to cause cancer, is a key ingredient in Nugest 900, a topical cream-gel. The settlement of this matter is not considered to be material to our financial condition or results of operations.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.


ITEM 5.   OTHER INFORMATION

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

    The following information sets forth factors that could cause our actual results to differ materially from those contained in forward looking statements we have made in this Quarterly Report and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see "Item 1: Business - Risks and Uncertainties" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

    We have incurred significant losses since we were founded in November 1996. We have an accumulated deficit of $66.4 million through March 31, 2001, and we expect to incur losses at least through the first nine months of 2001. We may not successfully complete the transition to successful operations or profitability. Early stage companies such as ours frequently encounter problems, delays and expenses including, but not limited to, unanticipated problems and additional costs related to marketing, competition and product acquisitions and development. These problems may be beyond our control, and in any event, could adversely affect our results of operations. See "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations."

    We have embarked on an ambitious plan to provide products - prescription and non-prescription - and support systems to women to help them make more informed decisions regarding their healthcare in mid-life. Market awareness of our company and the products and services we offer is limited. To be successful, we must continue to develop, coordinate and balance various elements of our business. If we fail to implement any of the key elements of our business plan, our business may not succeed.

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

    In July 1999, we entered into a distribution and license agreement with Laboratoires Fournier S.A. under which we have been granted the exclusive right (subject to exceptions) to market, distribute and sell the ESCLIM(TM) estradiol transdermal system in various dosages in the United States and Puerto Rico. Women First and Fournier have agreed to revise the contract. The agreement requires the Company to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, of which $750,000 was paid in 1999, and $700,000 is due November 2001 pursuant to an amendment to the agreement. The Company and Laboratories Fournier revised the contract in November 2000 to improve the Company's ability to contract with managed care and group purchasing organizations and to delay a $350,000 milestone payment originally due in November 2000 for one year subject to the Company implementing a Phase IV study. The Phase IV study was implemented in March 2001 and the $350,000 payment has been deferred to November 2001.

    We are uncertain of our ability to obtain additional financing for our future capital needs. If additional financing is needed, and not available, we may not be able to continue to operate our business. Although we expect our existing cash balances and our revenues to be sufficient to meet our working capital needs through March 2002, we may need additional financing in 2001 to fund our operations and acquire new products. Additional funding may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to significantly curtail our marketing efforts or to limit or postpone obtaining new products through license, acquisition or co-promotion agreements. We also may need to undertake further reorganizations or downsizing to preserve capital. If we raise additional funds through the issuance of equity securities, the percentage ownership of our then-current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, these new securities may have certain rights, preferences and privileges senior to those of the holders of our common stock, and the terms of these debt securities could impose restrictions on our operations.

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

    Our asset transfer and supply agreement with Ortho-McNeil for ORTHO-EST(R) Tablets requires us to find a replacement manufacturer for the product by April 2002. Our failure to do so will result in Women First paying significantly higher prices for product acquired after that date.

    Due to our short operating history, the change in our product mix beginning in 2001 as a result of terminating our co-promotion of ORTHO-PREFEST(R) and difficulty in predicting demand for the products we offer, we are unable to accurately forecast our revenues. As a result, our quarterly financial results are likely to fluctuate, perhaps significantly, and may fail to meet or exceed the expectations of investors, which could depress our stock price. Quarterly operating results may fluctuate significantly based on factors such as:

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

    The health care industry and the markets for the products we offer are very competitive. We may not be able to compete effectively, especially against established industry competitors with significantly greater financial, sales, marketing and technical resources. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines we market and distribute. Competitors may elect to devote substantial resources to marketing their products to midlife women.

    The pharmaceutical products we offer face significant competition. ORTHO-EST(R) Tablets and the ESCLIM(TM) estradiol transdermal system compete in the hormone replacement therapy market. The primary competition in this market is Wyeth-Ayerst Pharmaceuticals, Inc., a division of American Home Products, which markets Premarin(R), an oral estrogen product, and Prempro(R) and Premphase(R), combination oral estrogen and progestin products. ORTHO-EST(R) Tablets do have generic competition. The HRT products we market also compete with HRT products marketed by Pfizer, Solvay Pharmaceuticals, Inc., Duramed Pharmaceuticals, Inc., and others, as well as generic HRT products. The HRT products we market also compete with non-hormonal replacement therapy products marketed by Merck & Co., Inc. and Eli Lilly & Company. In addition, ESCLIM(TM) competes with estrogen-only patch products marketed by Berlex Laboratories, Watson Laboratories, Inc., and Novogyne Pharmaceuticals and combination estrogen/progestin patch products marketed by Rhone-Poulenc Rorer Pharmaceuticals, Inc. Each of these competitors has substantially greater marketing, sales and financial resources than we do.

    Competition for the self-care products we offer is significant. As We Change, LLC competes with a number of catalog companies and Internet retailers focusing on self-care products including Transitions for Women(R), Self-Care(R), Feel Good(TM), Intelihealth HealthyHome(TM) and Harmony(TM). Our Internet site, womenfirst.com, competes with other Internet sites focused on women's health as well as sites focused on health care issues in general, such as cbs.medscape.com, nih.gov, healthfinder.gov, reutershealth.com, drkoop.com, and webmd.com.

    Our failure to adequately respond to the competitive challenges faced by the products we offer could have a material adverse effect on our business, financial condition and results of operations.

    Our ability to market new and existing pharmaceutical products depends in part on whether health care payors, including government authorities, private health insurers, health maintenance organizations and managed care organizations, will provide sufficient reimbursement for the products we offer. Any failure to obtain reimbursement could require us to discontinue sales of a particular product and could harm our results of operations. In particular, sales of the ORTHO-EST(R) Tablets may be adversely affected by formularies that require substitution of generics on prescriptions written for these products unless the physician indicates "dispense as written" on the prescription. Moreover, limits on reimbursement available from third-party payors may reduce the demand for, or adversely affect the price of, the products we offer.

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

    We are dependent on single sources of supply for the pharmaceutical products we offer. If one of our suppliers fails to supply adequate amounts of a product we offer in a timely fashion, our sales may suffer and we could be required to abandon a product line. We also face the risk that one of our suppliers could lose its production facilities in a disaster, be unable to comply with applicable government regulations or lose the governmental permits necessary to manufacture the products it supplies to us. If a third-party supplier cannot meet our needs for a product, we may not be able to obtain an alternative source of supply in a timely manner or at all. In these circumstances, we may be unable to continue to market products as planned and could be required to abandon or divest ourselves of a product line on terms which would materially and adversely affect us.

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

    Our management and existing stockholders have substantial control over our voting stock and can make decisions that could adversely affect our business and our stock price. As of April 30, 2001, Edward F. Calesa and Randi C. Crawford jointly own approximately 37.73% of our common stock. Ms. Crawford is Mr. Calesa's daughter. Johnson & Johnson Development Corporation, a subsidiary of Johnson & Johnson, owns 11.99% of our common stock. Our present directors, executive officers and principal stockholders as a group beneficially own approximately 55.25% of the outstanding common stock as of April 30, 2001. Accordingly, if all or certain of such stockholders were to act together, they would be able to exercise significant influence over or control the election of our Board of Directors, the management and policies of Women First and the outcome of certain corporate transactions or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:
        10.21 - Co-Promotion Agreement dated as of April 6, 2001 between Women First HealthCare, Inc. and Essentia Pharmaceuticals B.V.*

        *The Company has requested confidential treatment with respect to portions of this exhibit.

(b) No reports on Form 8-K were filed during the three-month period ended March 31, 2001.



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Women First HealthCare, Inc.


Date:  May 11, 2001           By: /s/ EDWARD F. CALESA
                                  ----------------------------------------------
                                      Edward F. Calesa
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date:  May 11, 2001           By: /s/ CHARLES M. CAPORALE
                                  ----------------------------------------------
                                      Charles M. Caporale
                                      Vice President, Chief Financial Officer
                                      and Secretary (Principal Financial
                                      and Accounting Officer)