Form 10-Q
period 2001-06-30
WOMEN FIRST HEALTHCARE INC
filed 2001-08-13
CIK 1081004

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 0-26487

WOMEN FIRST HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3919601 (I.R.S. Employer Identification No.)

12220 El Camino Real, Suite 400, San Diego, California 92130
(Address of principal executive offices)

Registrant’s telephone number, including area code:          (858) 509-1171

(Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]    No   [   ]

     As of July 27, 2001, 18,842,293 shares of common stock, par value $.001 per share, were outstanding.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements. To the extent statements in this Quarterly Report involve, without limitation, the Company’s expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These risks and uncertainties include those identified in Item 5 below under the heading “Factors that May Affect Future Performance” and other risks identified from time to time in the Company’s filings with the Securities and Exchange Commission, press releases and other communications. The Company assumes no obligation to update forward-looking statements.

i

WOMEN FIRST HEALTHCARE, INC.

INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

Women First HealthCare, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$9,208,013	$9,507,865

Accounts receivable, net	1,448,076	421,435

Inventory	1,913,795	1,387,872

Receivable from related party	—	2,682,468

Prepaid expenses and other current assets	599,139	544,283

Total current assets	13,169,023	14,543,923

Property and equipment, net	968,176	1,081,214

Product rights, net	13,902,915	—

Intangible assets, net	3,024,665	3,266,840

Other assets	973,315	1,152,398

Total assets	$32,038,094	$20,044,375

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$881,868	$1,052,322

Payable to related party	166,263	992,745

Accrued salaries and employee benefits	1,372,891	750,902

Other accrued liabilities	1,497,362	2,213,245

Total current liabilities	3,918,384	5,009,214

Note payable	11,000,000	—

Commitments	—	—

Stockholders’ equity:

Preferred stock, $.001 par value; 5,000,000 shares authorized	—	—

Common stock, $.001 par value; 40,000,000 shares authorized; 18,592,133 and 17,593,826 shares issued and outstanding, respectively	18,592	17,593

Treasury stock	(99,660)	(99,660)

Additional paid-in capital	85,230,779	80,794,541

Deferred compensation	(173,761)	(231,682)

Accumulated deficit	(67,856,240)	(65,445,631)

Total stockholders’ equity	17,119,710	15,035,161

Total liabilities and stockholders’ equity	$32,038,094	$20,044,375

See accompanying notes.

Women First HealthCare, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Net product revenue	$5,556,771	$4,248,069	$12,621,194	$8,607,228

Net service revenue	—	262,000	—	462,000

Net service revenue from related party	—	1,316,330	43,843	4,276,339

Total net service revenues	—	1,578,330	43,843	4,738,339

Total net revenues	5,556,771	5,826,399	12,665,037	13,345,567

Costs and expenses:

Cost of sales (including purchases from a related party of $253,646 and $1,047,073 for the three and six months ended June 30, 2001)	1,306,219	4,092,202	3,763,910	6,417,913

Marketing and sales	3,330,094	9,878,055	7,566,163	20,793,878

General and administrative	2,360,592	1,993,142	3,963,062	4,383,684

Research and development	101,649	119,075	225,836	388,357

Restructuring charges	—	734,665	—	734,665

Total costs and expenses	7,098,554	16,817,139	15,518,971	32,718,497

Loss from operations	(1,541,783)	(10,990,740)	(2,853,934)	(19,372,930)

Interest and other income, net	87,908	326,680	443,325	710,456

Net loss	$(1,453,875)	$(10,664,060)	$(2,410,609)	$(18,662,474)

Net loss per share (basic and diluted)	$(0.08)	$(0.61)	$(0.14)	$(1.07)

Weighted average shares used in computing net loss per share (basic and diluted)	17,760,365	17,479,867	17,685,816	17,425,666

See accompanying notes.

Women First HealthCare, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,

	2001	2000

Operating activities

Net loss	$(2,410,609)	$(18,662,474)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	395,577	294,370

Amortization of intangibles	253,724	250,150

Amortization of deferred compensation	57,921	403,357

Changes in operating assets and liabilities	1,078,763	3,239,567

Net cash used in operating activities	(624,624)	(14,475,030)

Investing activities

Purchases of property and equipment	(100,295)	(289,563)

Refund of deposits	109,590	108,952

Acquisition of licenses and other assets, net	(121,760)	(13,886)

Net cash used in investing activities	(112,465)	(194,497)

Financing activities

Issuance of common stock	437,237	150,357

Net cash provided by financing activities	437,237	150,357

Net decrease in cash and cash equivalents	(299,852)	(14,519,170)

Cash and cash equivalents at beginning of the period	9,507,865	32,719,263

Cash and cash equivalents at end of the period	$9,208,013	$18,200,093

Supplemental investing and financing activities:
Issuance of common stock and note payable to acquire product rights (Note 4)	$15,000,000	$—

See accompanying notes.

Women First HealthCare, Inc.
Notes to Consolidated Financial Statements — Unaudited
June 30, 2001

1.   Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements of Women First HealthCare, Inc. (the “Company” or “Women First”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Principles of Consolidation and Reporting

     The consolidated financial statements presented herein include the results of Women First HealthCare, Inc. and the results of its wholly owned subsidiary, As We Change, LLC. All significant intercompany transactions and balances have been eliminated in consolidation. For the periods presented in the accompanying financial statements, the Company has no items for which comprehensive loss would materially differ from the reported net loss. The Company has three operating divisions: pharmaceutical, consumer, and Trialogue™. Operating results for these divisions are reported in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” in Note 5.

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

     Service revenues under the Company’s co-promotion agreements are recognized based upon work performed or upon completion of certain performance requirements of the contracts.

Comprehensive Income

     Under Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income,” the reporting and display of comprehensive income and its components is required in the financial statements. For the periods presented in the accompanying financial statements, the Company has no items for which comprehensive loss would materially differ from the reported net loss.

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

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets.” FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

2.   Inventory

     Inventory consists of the following components:

	June 30,	December 31,
	2001	2000

Pharmaceutical products	$1,375,493	$990,513

Self-care products	538,302	397,359

Total inventory	$1,913,795	$1,387,872

3.   Product Related Agreements

Ortho-McNeil Pharmaceuticals, Inc.

     On May 27, 1999, the Company entered into a co-promotion agreement with Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”), a subsidiary of Johnson & Johnson, a principal stockholder of the Company, pursuant to which the Company agreed to co-promote ORTHO TRI-CYCLEN®, a leading oral contraceptive, and ORTHO-PREFEST®, a new oral combination hormonal replacement therapy (HRT) product, which received approval by the FDA in October 1999 and was launched in January 2000.

     Effective as of March 31, 2000, Women First and Ortho-McNeil agreed that Women First would discontinue the co-promotion of ORTHO TRI-CYCLEN® to focus more of the Company’s selling efforts on the launch of ORTHO-PREFEST®. Under an amendment to the co-promotion agreement, ORTHO TRI-CYCLEN® was removed from the co-promotion agreement, and Ortho-McNeil agreed to compensate Women First $1.5 million for its sales efforts through the first quarter of 2000 with respect to ORTHO TRI-CYCLEN®. This payment was recognized as related party service revenue in March 2000. In addition, Ortho-McNeil agreed to compensate Women First $500,000 for agreeing to add a limited non-compete provision to the agreement to expire three months following contract termination. This amount was recognized on a straight-line basis through March 31, 2001.

     Effective September 30, 2000, the Company and Ortho-McNeil revised their co-promotion agreement for ORTHO-PREFEST®. Under terms of the revised co-promotion agreement, the Company terminated its co-promotion of ORTHO-PREFEST® effective December 31, 2000.

     In September 2000, the Company and Ortho-McNeil entered into an agreement that terminated their distribution agreement related to ORTHO-EST® Tablets, reduced the minimum payment for 2000 required under the distribution agreement from $5.4 million to $4.7 million, eliminated all future minimum payments totaling $28.0 million, and transferred all of Ortho-McNeil’s right, title, and interest in ORTHO-EST® Tablets to the Company effective January 1, 2001. The new agreement provides for the Company to purchase ORTHO-EST® Tablets at Ortho-McNeil’s fully burdened manufacturing costs through April 2002, by which time the Company must locate another source of supply or the purchase price will escalate to a minimum of 30% of the Company’s sales of ORTHO-EST® Tablets. On June 22, 2001, the Company entered into a manufacturing site transfer agreement with another company for the manufacture of ORTHO-EST® Tablets beginning in April 2002.

Laboratoires Fournier S.A.

     In July 1999, the Company entered into a distribution and license agreement with Laboratoires Fournier S.A. under which Women First has the exclusive right (subject to exceptions) to market, use, distribute and sell the ESCLIM™ estradiol transdermal system in various dosages in the United States and Puerto Rico. The Company began selling and distributing the ESCLIM™ estradiol transdermal system in November 1999. The agreement requires the Company to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, of which $750,000 was paid in 1999, and $700,000 is due November 2001 pursuant to an amendment to the agreement. The Company and Laboratories Fournier revised the contract in November 2000 to improve the Company’s ability to contract with managed care and group purchasing organizations and to delay a $350,000 milestone payment otherwise due in November 2000 for one year subject to the Company implementing a Phase IV study. The Phase IV study was implemented in March 2001 and the $350,000 payment has been deferred to November 2001.

4.   Product Rights

     On June 29, 2001 the Company and Elan Pharmaceuticals, plc entered into an asset and inventory purchase agreement. Pursuant to the agreement, the Company acquired the product rights to Midrin® and finished goods inventory valued at $1.1 million in exchange for 422,467 shares of common stock and an $11.0 million convertible note payable bearing interest at 7%. Interest is payable quarterly beginning in the second year, and the note is due June 29, 2008 unless converted earlier into common stock. The note is convertible at the option of the holder into common stock based on a conversion price of $12.17 per share, subject to certain adjustments. The product rights are being amortized over the estimated useful life of 15 years.

5.   Segment and significant customer disclosures

     The Company operates in three segments; (i) the pharmaceutical division which is responsible for marketing and sales of prescription products (ii) the consumer division which is responsible for marketing and sales of self-care products; and (iii) the corporate marketing division, called Trialogue™, which is responsible for providing access to our network of opinion leaders and practicing clinicians through strategic marketing programs for sale to major pharmaceutical companies. The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately because they perform different services utilizing different and distinct operations.

	Three months ended June 30, 2001

	Consolidated	Pharmaceutical	Consumer	Trialogue	Corporate

Net product revenue	$5,556,771	$3,484,176	$2,072,595	$—	$—

Cost of sales	1,306,219	429,804	876,415	—	—

Sales and marketing	3,330,094	2,420,706	871,626	37,762	—

General and administrative	2,360,592	—	322,720	—	2,037,872

Research and development	101,649	101,649	—	—	—

Total costs and expenses	7,098,554	2,952,159	2,070,761	37,762	2,037,872

Income (Loss) from operations	(1,541,783)	532,017	1,834	(37,762)	(2,037,872)

Interest and other income, net	87,908	—	—	—	87,908

Net income (loss)	$(1,453,875)	$532,017	$1,834	$(37,762)	$(1,949,964)

	Three months ended June 30, 2000

	Consolidated	Pharmaceutical	Consumer	Trialogue	Corporate

Net product revenue	$4,248,069	$1,878,594	$2,369,475	$—	$—

Net service revenue	262,000	—	—	262,000	—

Net related party service revenue	1,316,330	—	—	1,316,330	—

Total service revenues	1,578,330	—	—	1,578,330	—

Total net revenues	5,826,399	1,878,594	2,369,475	1,578,330	—

Cost of sales	4,092,202	3,005,709	1,086,493	—	—

Sales and marketing	9,878,055	7,405,997	1,295,874	1,176,184	—

General and administrative	1,993,142	—	314,314	—	1,678,828

Research and development	119,075	119,075	—	—

Restructuring charges	734,665	—	—	—	734,665

Total costs and expenses	16,817,139	10,530,781	2,696,681	1,176,184	2,413,493

Income (Loss) from operations	(10,990,740)	(8,652,187)	(327,206)	402,146	(2,413,493)

Interest and other income, net	326,680	—	—	—	326,680

Net income (loss)	$(10,664,060)	$(8,652,187)	$(327,206)	$402,146	$(2,086,813)

	Six months ended June 30, 2001

	Consolidated	Pharmaceutical	Consumer	Trialogue	Corporate

Net product revenue	$12,621,194	$8,513,503	$4,107,691	$—	$—

Net related party service revenue	43,843	43,843	—	—	—

Total net revenues	12,665,037	8,557,346	4,107,691	—	—

Cost of sales	3,763,910	1,911,752	1,852,158	—	—

Sales and marketing	7,566,163	5,535,401	1,882,791	147,971	—

General and administrative	3,963,062	—	617,864	—	3,345,198

Research and development	225,836	225,836	—	—	—

Total costs and expenses	15,518,971	7,672,989	4,352,813	147,971	3,345,198

Income (Loss) from operations	(2,853,934)	884,357	(245,122)	(147,971)	(3,345,198)

Interest and other income, net	443,325	—	—	—	443,325

Net income (loss)	$(2,410,609)	$884,357	$(245,122)	$(147,971)	$(2,901,873)

	Six months ended June 30, 2000

	Consolidated	Pharmaceutical	Consumer	Trialogue	Corporate

Net product revenue	$8,607,228	$3,923,096	$4,684,132	$—	$—

Net service revenue	462,000	—	—	462,000	—

Net related party service revenue	4,276,339	1,526,768	—	2,749,571	—

Total service revenues	4,738,339	1,526,768	—	3,211,571	—

Total net revenues	13,345,567	5,449,864	4,684,132	3,211,571	—

Cost of sales	6,417,913	4,352,342	2,065,571	—	—

Sales and marketing	20,793,878	14,796,325	2,502,193	3,495,360	—

General and administrative	4,383,684	—	659,035	—	3,724,649

Research and development	388,357	388,357	—	—

Restructuring charges	734,665	—	—	—	734,665

Total costs and expenses	32,718,497	19,537,024	5,226,799	3,495,360	4,459,314

Income (Loss) from operations	(19,372,930)	(14,087,160)	(542,667)	(283,789)	(4,459,314)

Interest and other income, net	710,456	—	—	—	710,456

Net loss	$(18,662,474)	$(14,087,160)	$(542,667)	$(283,789)	$(3,748,858)

     Sales to one customer represented 66.1% and 20.9% of net product revenue in the pharmaceutical division during the three-month periods ended June 30, 2001 and 2000, respectively. Sales to the same customer represented 49.3% and 10.9% of net product revenue in the pharmaceutical division during the six-month periods ended June 30, 2001 and 2000.

6.   Contingencies

     The Company is a defendant in a case brought by Common Cause, Inc. alleging that Women First is violating California’s Proposition 65 (also known as the Safe Drinking Water and Toxic Enforcement Act) by selling a product called Nugest 900 through the As We Change® catalog. Progesterone, a chemical known to California to cause cancer, is a key ingredient in Nugest 900, a topical cream-gel. The settlement of this matter is not considered to be material to the Company’s financial condition or results of operations.

7.   Subsequent Events

     On August 8, 2001, the Company sold 3.5 million shares of its common stock at a price of $9.00 per share to various institutional and private investors in a private placement transaction for aggregate net proceeds of $29.3 million. The Company has committed to file a registration statement with respect to the shares within 30 days after the closing date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below in “Item 5: Other Information — Factors That May Affect Future Performance” as well as those discussed in “Item 1: Business — Risks and Uncertainties” in our Annual Report on Form 10-K for the year ended December 31, 2000. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date hereof.

Overview

     Women First HealthCare, Inc. is a specialty pharmaceutical company dedicated to improving the health and well being of midlife women. Our mission is to help midlife women make informed choices about their physical and emotional health and to provide pharmaceutical products, self-care products and support systems to help midlife women improve the quality of their lives. We market these products in the United States through a number of channels including our dedicated sales force, a contract sales force and our direct-to-consumer marketing programs through our catalog operation and the Internet.

     In July 1998, we entered into a distribution agreement with Ortho-McNeil Pharmaceuticals, Inc. for ORTHO-EST® Tablets, an oral estropipate product that we marketed and distributed on an exclusive basis. The distribution agreement required us to make minimum aggregate payments totaling $47.5 million to Ortho-McNeil over the life of the contract regardless of the actual sales performance of the product. This agreement was terminated effective September 30, 2000, and we entered into a new agreement, the ORTHO-EST® Asset Transfer & Supply Agreement, with Ortho-McNeil. Under terms of the new agreement, Ortho-McNeil transferred to us all of its right, title and interest in ORTHO-EST® Tablets effective January 1, 2001 and granted us an exclusive license to use the trademark “ORTHO-EST®” until June 2008. The new agreement reduced the minimum payment in 2000 from $5.4 million to $4.7 million. No further payments are required under the new agreement. We will continue to buy product from Ortho-McNeil at their fully burdened cost until a replacement manufacturer, Pharmaceutics International, Inc. (“PII”), begins to manufacture the product. We expect PII will be ready to manufacture the product by April 2002 thereby negating the price increase we would have had to pay if we failed to find a replacement manufacturer.

     In May 1999, we entered into a co-promotion agreement with Ortho-McNeil Pharmaceutical, Inc. relating to ORTHO TRI-CYCLEN®, an oral contraceptive product, and ORTHO-PREFEST®, a new oral combination hormonal replacement therapy (HRT) product. An amendment effective as of March 31, 2000 discontinued the co-promotion agreement of ORTHO TRI-CYCLEN® to focus our selling efforts on the launch of ORTHO-PREFEST®. Under the amendment Ortho-McNeil agreed to compensate Women First $1.5 million for our sales efforts made through the first quarter of 2000 with respect to ORTHO TRI-CYCLEN®. We recognized this payment as related party service revenue in the first quarter 2000. In addition, Ortho McNeil agreed to compensate Women First $500,000 for our agreement to add a limited non-compete provision to the agreement to expire three months following contract termination. The contract terminated December 31, 2000, and the $500,000 payment was recognized on a straight-line basis through March 31, 2001.

     In July 1999, we entered into a distribution and license agreement with Laboratoires Fournier S.A. under which we have the exclusive right (subject to exceptions) to market, use, distribute and sell the ESCLIM™ estradiol transdermal system in various dosages in the United States and Puerto Rico. We began selling and distributing the ESCLIM™ estradiol transdermal system in November 1999. The agreement requires the Company to pay Fournier a non-refundable license fee of $1.45 million payable over a two-year period, of which $750,000 was paid in 1999, and $700,000 is due November 2001 pursuant to an amendment to the agreement. The Company and Laboratories Fournier S.A. revised the contract in November 2000 to improve the Company’s ability to contract with managed care and group purchasing organizations and to delay a $350,000 milestone payment originally due in November 2000 for one year subject to the Company implementing a Phase IV study. The Phase IV study was implemented in March 2001 and the $350,000 payment has been deferred to November 2001.

     On June 29, 2001, we acquired the exclusive U.S. rights and title to Midrin®, a prescription headache management product, and Midrin® finished goods inventory from Elan Pharma International Limited and Elan Pharmaceuticals, Inc. (collectively, “Elan”) for $15,000,000 plus a residual royalty on future net sales of Midrin®. We financed the acquisition in part through the issuance to Elan of an $11,000,000 convertible secured promissory note. The note has a maturity date of June 29, 2008, bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $12.17 per share, subject to certain adjustments. To secure our obligation under the note, we granted Elan a security interest in the Midrin® assets. In addition, we issued Elan an aggregate of 422,467 shares of our common stock, representing 2.3% of our outstanding common stock, for an aggregate purchase price of $4,000,000 ($9.47 per share).

     In fiscal 2000 and for the period from January 1, 2001 to the closing date, June 29, 2001, Elan recorded net sales totalling $2.2 million and $5.3 million, respectively. Assuming the Company had acquired the rights to Midrin on the first day of fiscal 2001, unaudited pro forma net revenue for the six-month period ending June 30, 2001 would be 18.0 million.

     In June 2000, we announced our reorganization into three distinct operating divisions: pharmaceutical, consumer, and corporate marketing. The pharmaceutical division is responsible for marketing and sales of prescription products. The consumer division is responsible for marketing and sales of self-care products. The corporate marketing division, called Trialogue™, is responsible for providing access to our network of opinion leaders and practicing clinicians through strategic marketing programs for sale to major pharmaceutical companies.

     We have incurred significant losses since we were founded in November 1996. We had an accumulated deficit of $67.9 million as of June 30, 2001, and we expect to incur losses at least through the third quarter of 2001. We believe that due to our limited operating history we are unable to accurately predict our future results of operations. Accordingly, our operating results should not be relied upon as an indication of future performance.

Results of Operations

     Net revenue. For the three months ended June 30, 2001, total net revenue was $5.6 million as compared to $5.8 million in the prior year period. Revenue in the current period was derived from the pharmaceutical division ($3.5 million or 62.7% of total net revenue) and consumer business ($2.1 million or 37.3% of total net revenue). There was no Trialogue™ revenue in the current period. In last year’s second quarter, the pharmaceutical division contributed revenue of $1.9 million (32.2%), consumer business contributed $2.3 million (40.7%) and Trialogue™ contributed $1.6 million (27.1%). All of the current period revenue is from product sales of ORTHO-EST® Tablets and ESCLIM™ and sales of our self-care products through our As We Change® national mail order catalog. In the prior year period, 27.1% of the total net revenue was derived from service revenue and 83.4% of this service revenue was from a related party.

     For the six months ended June 30, 2001, total net revenue was $12.7 million as compared to $13.3 million in the prior year six-month period. Revenue in the current period was derived from the pharmaceutical division ($8.6 million or 67.6% of total net revenue) and consumer business ($4.1 million or 32.4% of total net revenue). There was no Trialogue™ revenue in the current period. In last year’s six month period, the pharmaceutical division contributed revenue of $5.4 million (40.8%), consumer business contributed $4.7 million (35.1%) and Trialogue™ contributed $3.2 million (24.1%). Virtually all of the current period revenue is from product sales of ORTHO-EST® Tablets and ESCLIM™ and sales of self-care products through our As We Change® national mail order catalog. In the prior year’s equivalent period, 35.5% of the total net revenue was derived from service revenue and 90.2% of this service revenue was from a related party.

     Cost of sales. Cost of sales decreased by $2.8 million to $1.3 million in the three-month period ended June 30, 2001 from $4.1 million in the year earlier period. In the six month period, cost of sales decreased by $2.6 million to $3.8 million in the current period from $6.4 million in the prior period. The prior year periods reflects the minimum payments we were required to make under the distribution agreement in place for ORTHO-EST® Tablets. As noted above, those payments are no longer required.

     Operating expenses. Sales and marketing expenses, general and administrative expenses, research and development (collectively “operating expenses”) decreased $6.2 million to $5.8 million in the three-month period ended June 30, 2001 from $12.0 million in the year earlier period. In the six-month period, operating expenses decreased $13.8 million to $11.8 million from $25.6 million in the prior period. The prior year reflects the build up of infrastructure and sales force required under terms of the original co-promotion agreement for ORTHO-PREFEST®. The current period reflects the alignment of costs and revenues begun with our restructuring in June 2000.

     Restructuring expenses. In last year’s second quarter we incurred restructuring charges of $735,000, primarily for termination or resignation of approximately 65 management and sales employees. There have been no such charges in 2001.

     Loss from operations. The loss from operations in the three month period ended June 30, 2001 was $1.5 million, an improvement of $9.4 million, or 86.0%, from the prior year period. For the six-month period, the loss from operations was $2.9 million, an improvement of $16.5 million, or 85.3%, from the prior year period. The improvement in both periods was attributable to improved gross margins in the pharmaceutical division and a significant reduction in operating expenses.

     Interest and other income, net. In the three-month period ended June 30, 2001, interest and other income, net was $88,000 comprised entirely of interest earned on funds on deposit. In the prior year period, this amount was $327,000 reflecting the higher levels of cash in 2000. For the six months ended June 30, 2001, interest and other income, net was $443,000, $208,000 of which was attributable to accretion of a $500,000 non-compete from a related party. The prior year’s six-month period amount was $710,000 reflecting higher levels of cash.

Pharmaceutical Division

     The Pharmaceutical Division reported revenues of $3.5 million in the second quarter 2001, an increase of $1.6 million or 85.5% over the last year’s second quarter. Revenues in 2001 were comprised entirely of sales of ORTHO-EST® Tablets and ESCLIM™. In the prior year’s second quarter, sales of these products were $1.9 million. For the six month period ended June 30, 2001, the Pharmaceutical Division reported revenues of $8.6 million, $3.1 million ahead of the 2000 period, virtually all from sales of ORTHO-EST® Tablets and ESCLIM™. The prior year six month period also included $1.5 million for our co-promotion of ORTHO TRI-CYCLEN®, an oral contraceptive. Product sales of ORTHO-EST® Tablets and ESCLIM™ have more than doubled year over year and are up $4.6 million or 117%.

     Our gross margin increased to 87.7% in the second quarter of 2001 from a minus 60.0% in the prior year period. For the six-month period, the gross margin increased to 77.7% from 20.1% in the 2000 period. As noted above, the prior period’s cost of sales were charged with the minimum payments required to be made under the original ORTHO-EST® agreement. These minimum payments were required to be made irrespective of the volume of product sales.

     Operating expenses in the second quarter 2001, exclusive of cost of sales, were $2.5 million or $5.0 million (66.5%) below the prior year period. For the six-month period 2001, operating expenses were $5.8 million as compared to $15.2 million in the 2000 period. Both the three-month and six-month periods benefited from the cost reduction initiatives we undertook in June 2000 when we reduced our sales coverage by almost 50%.

     As a result of factors discussed above, the Pharmaceutical Division recorded a profit of $532,000 in the second quarter 2001 and a profit of $884,000 for the six-month period ended June 30, 2001. This compares to a net loss of $8.7 million in the second quarter 2000 and a net loss of $14.1 million for the six months through June 30, 2000.

Consumer Division

     The Consumer Division reported revenues of $2.1 million in the second quarter 2001 and $4.1 million for the six months through June 30, 2001. This compares to $2.4 million and $4.7 million, respectively, in the comparable prior year periods. Gross merchandise sales per catalog increased year over year to $1.51 in 2001 from $1.34 in 2000 but the number of mailed catalogs was reduced significantly to 2.8 million in the current six-month period this year from 4.0 million in the six-month period last year. We have made a strategic decision to narrow the circulation of the catalog as part of our effort to reach breakeven in the Consumer Division.

     The gross margin increased to 57.7% in the second quarter 2001 from 54.1% in the year earlier period. On a six-month basis, the gross margin was 54.9% in 2001 compared to 55.9% in 2000. The increase in the three-month period is the result of lower product costs and lower promotion costs.

     Operating expenses, exclusive of cost of sales, declined in the second quarter and six-month period of 2001 to $1.2 million and $2.5 million, respectively, from $1.6 million and $3.2 million in the prior year periods. The declines in both periods were the result of a reduction in catalog production and mailing.

     As a result of the above, the Consumer Division reported a small profit for the second quarter 2001 of $1,800 compared to a loss of $327,000 in the second quarter 2000. On a year to date basis, the Consumer Division lost $245,000 in 2001 compared to a loss of $543,000 in 2000, an improvement of 54.8%.

Trialogue™ Division

     The Trialogue™ Division reported no revenue in the second quarter 2001 and no revenue for the six-month period ended June 30, 2001. In the prior year’s second quarter, the division recorded revenue of $1.6 million, all but $262,000 in related party service revenue. In the six-month period last year, the division recorded revenue of $3.2 million, $2.7 million of which was related party service revenue.

     Operating expenses in second quarter 2001 were 96.8% below the prior year and consist of salary and related expenses. For the six-month period, operating expenses are down 95.8%. Six month 2001 costs include salary and related expenses and costs to develop the division’s new product, the Integrated Marketing Platform. In the prior year periods, costs of $1.2 million and $3.5 million for the three and six month periods, respectively, were incurred in conjunction with the development of educational programs with independent providers of continuing education programs.

     On a three-month basis, the division reported a loss of $38,000 in 2001 and a profit of $402,000 in 2000. On a six-month basis, the division reported a loss of $148,000 in 2001 versus a loss of $284,000 in 2000.

Corporate

     Corporate operating expenses were $2.0 million in the second quarter 2001 and $3.3 million for the six-month period, an increase of 21.4% and a decline of 10.2% from the prior year periods, respectively, as a result of restructuring and down sizing initiated in June 2000. Restructuring charges of $735,000 were incurred in 2000.

     In the current quarter, interest and other income was $88,000 versus $327,000 in the prior year period. Through six months, we’ve earned $443,000 in this category ($208,000 for accretion of $500,000 non-compete revenue related to ORTHO TRI-CYCLEN®) this year compared to $710,000 last year. The declines in both periods are the result of having less cash on hand to invest.

Factors Affecting Results of Operations

     We incurred a loss of $2.4 million for the six months ended June 30, 2001 and we incurred losses of $22.6 million, $33.5 million and $9.4 million in the years ended December 31, 2000, 1999 and 1998 respectively. Due to our short operating history, our revenues have varied and have been difficult to forecast on a quarterly or annual basis. However, many of our expenses are fixed, especially in the short term. In addition, we are an early stage company that has incurred significant operating expenses associated with obtaining rights to market and distribute products, the expansion of our sales and marketing efforts and general and administrative activities. In June 2000 we took steps to reduce expenses by eliminating certain corporate overhead and, in recognition of lower than expected revenues, reduced our sales force by almost 50%. We expect continued variability in revenues as we realign our product mix as a result of ending our co-promotion of ORTHO-PREFEST®. Because of these factors, our results of operations have varied during our short operating history and we expect that they will continue to fluctuate, perhaps significantly, in the future. In addition, other factors may cause fluctuations in our revenues and results of operations in the future, including the following:

     -     the success or failure of our sales force in distributing our current product line and changes in market acceptance of those products,

     -     our success or failure in executing under our asset transfer and supply agreement,

     -     our ability to grow sales for Midrin®, a product we acquired on June 29, 2001,

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

Liquidity and Capital Resources

     At June 30, 2001, our working capital was $9.3 million compared to $9.5 million at December 31, 2000. Cash and cash equivalents were $9.2 million at June 30, 2001 compared to $9.5 million at December 31, 2000.

     In our short history we have had two primary sources of liquidity — revenues from product sales and educational grants and proceeds from private placements of our equity securities and the initial public offering of common stock.

     We have generated $67.1 million in revenues since our inception.

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

     In August 2001, we sold 3.5 million shares of our common stock to various institutional and private investors in a private placement transaction, providing us with net proceeds of $29.3 million. We intend to use the net proceeds from the offering to improve our ability to negotiate the acquisition of additional pharmaceutical products and for general corporate purposes.

     In addition to operating expenses, our primary use of funds has been and will continue to be to fund capital expenditures and to obtain the rights to market and distribute products. We acquired Midrin® on June 29, 2001 with no outlay of cash. Instead, as noted above, we financed the acquisition through the issuance to Elan of an $11,000,000 convertible secured promissory note and an aggregate of 422,467 shares of our common stock. We believe that additional product acquisitions will almost certainly require use of funds.

     Net cash used in operating activities was $625,000 and $14.5 million for the six months ended June 30, 2001 and 2000, respectively. Net cash used in investing activities was $112,000 and $194,000 for the same periods. Investing activities in both periods consisted of equipment and other asset purchases. Net cash provided by financing activities was $437,000 and $150,000, respectively for the same periods. Financing activities in both periods consisted of proceeds from the exercise of stock options.

     For the six months ended June 30, 2001 and 2000, we made net capital expenditures of $100,000 and $290,000, respectively, primarily for computer equipment. We have no purchase commitments for capital expenditures as of June 30, 2001.

     While we intend to continue pursuing the potential addition of a prescription product or product line, either through acquisition or licensing, we currently have no firm commitments.

     In July 1999, we entered into a distribution and license agreement with Laboratoires Fournier S.A. under which we have the exclusive right (subject to exceptions) to market, use, distribute and sell the ESCLIM™ estradiol transdermal system in various dosages in the United States and Puerto Rico. The agreement requires us to pay Fournier a non-refundable license fee of $1.45 million payable over a two-

year period, of which $750,000 was paid in 1999. The payment due in 2000 has been deferred. The remaining $700,000 is due in November 2001.

     Although we experienced an increase in our expenditures in every quarter from the first quarter 1999 through the second quarter 2000, consistent with growth in our operations and staffing, we are continuing the process we started in June 2000 to align costs and revenues and have seen expenditures drop significantly since that time. Unless we achieve significant revenue growth, we expect expenditures to remain fairly constant.

     We believe that based on our current performance and future plans, our existing cash balances, including the net proceeds of $29.3 million received in August 2001 from the sale of 3.5 million shares of common stock in a private placement transaction, will be sufficient to fund our operations for the foreseeable future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

PART II

ITEM 1.   LEGAL PROCEEDINGS

     We are the defendant in a case brought by Common Cause, Inc. alleging that we are violating California’s Proposition 65 (also known as the Safe Drinking Water and Toxic Enforcement Act) by selling a product called Nugest 900 through our As We Change® catalog. Progesterone, a chemical known to California to cause cancer, is a key ingredient in Nugest 900, a topical cream-gel. The settlement of this matter is not considered to be material to our financial condition or results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     On June 29, 2001, we acquired the exclusive U.S. rights and title to Midrin®, a prescription headache management product, and Midrin® finished goods inventory from Elan Pharma International Limited and Elan Pharmaceuticals, Inc. (collectively, “Elan”) for $15,000,000 plus a residual royalty on future net sales of Midrin®. We financed the acquisition in part through the issuance to Elan of an $11,000,000 convertible secured promissory note. The note has a maturity date of June 29, 2008, bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $12.17 per share, subject to certain adjustments. To secure our obligation under the note, we granted Elan a security interest in the Midrin® assets. In addition, we issued Elan an aggregate of 422,467 shares of our common stock. We issued the convertible note and the shares of our common stock to Elan in a private placement pursuant to Rule 506 under the Securities Act of 1933. Elan represented to us that it is an accredited investor, the shares were acquired for its own account and not with a view to any distribution thereof to the public and there was an absence of general solicitation or advertising.

ITEM 5.   OTHER INFORMATION

Private Placement of Common Stock

     On August 8, 2001, we sold 3.5 million shares of our common stock at a price of $9.00 per share to various institutional and private investors in a private placement transaction pursuant to a Securities Purchase Agreement, dated as of August 8, 2001 (the “Purchase Agreement”). We received aggregate net proceeds of $29.3 million from the transaction. We have committed to prepare and file a registration statement covering the resale of the shares of common stock with the Securities and Exchange Commission. The foregoing summary of the terms of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Purchase Agreement, a copy of which is attached hereto as Exhibit 10.2 and incorporated herein by reference.

Factors that May Affect Future Performance

     The following information sets forth factors that could cause our actual results to differ materially from those contained in forward looking statements we have made in this Quarterly Report and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see “Item 1: Business — Risks and Uncertainties” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     We have incurred significant losses since we were founded in November 1996. We have an accumulated deficit of $67.9 million through June 30, 2001, and we expect to incur losses at least through the first nine months of 2001. We may not successfully complete the transition to successful operations or profitability. Early stage companies such as ours frequently encounter problems, delays and expenses including, but not limited to, unanticipated problems and additional costs related to marketing, competition and product acquisitions and development. These problems may be beyond our control, and in any event, could adversely affect our results of operations. See “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     We have embarked on an ambitious plan to provide products — prescription and non-prescription — and support systems to women to help them make more informed decisions regarding their healthcare in mid-life. Market awareness of our company and the products and services we offer is limited. To be successful, we must continue to develop, coordinate and balance various elements of our business. If we fail to implement any of the key elements of our business plan, our business may not succeed.

     If midlife women do not use, and their clinicians do not recommend, the products we offer, we will continue to experience significant losses. The market acceptance of these products will depend on, among other factors:

•	their advantages over existing competing products,

•	their perceived efficacy and safety,

•	the actual or perceived side effect profile of hormonal replacement therapies, and

•	the reimbursement policies of the government and third-party payors.

     Our business model assumes that our marketing programs and the growth in our target market will result in increased demand for the products we offer. If our marketing programs do not succeed in generating a substantial increase in demand for our products, we will be unable to realize our operating objectives. In addition, our business model seeks to build on the expanding roles of OB/GYNs and the nurse practitioners and physician’s assistants focused on women’s health, and our marketing efforts are concentrated on this group.

     Although we expect our existing cash balances and our revenues to be sufficient for the foreseeable future, we may need additional financing to acquire new products. Additional funding may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to postpone obtaining new products through license, acquisition or co-promotion agreements. If we raise additional funds through the issuance of equity securities, the percentage ownership of our then-current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, these new securities may have certain rights, preferences and privileges senior to those of the holders of our common stock, and the terms of these debt securities could impose restrictions on our operations.

     Any failure by us to obtain rights to additional products or to acquire companies on acceptable terms and successfully integrate them will limit our growth and may harm our business. We plan to obtain rights to additional products through license, co-promotion or acquisition agreements and may acquire companies that complement our business. We may not be able to identify appropriate licensing, co-promotion or acquisition candidates in the future. Even if we identify an appropriate candidate, competition for it may be intense and we may not be able to successfully negotiate the terms of a license, co-promotion or acquisition agreement on commercially acceptable terms. The negotiation of agreements to obtain rights to additional products or to acquire companies could divert our management’s time and resources from our existing business. Moreover, we may be unable to finance an acquisition or integrate a new product or company into our existing business. If we use shares of our common stock as consideration for one or more significant acquisitions, our stockholders could suffer significant dilution of their ownership interests.

     Due to our short operating history, the change in our product mix beginning in 2001 as a result of terminating our co-promotion of ORTHO-PREFEST® and difficulty in predicting demand for the products we offer, we are unable to accurately forecast our revenues. As a result, our quarterly financial results are likely to fluctuate, perhaps significantly, and may fail to meet or exceed the expectations of investors, which could depress our stock price. Quarterly operating results may fluctuate significantly based on factors such as:

•	changes in the acceptance or availability of the products we offer,

•	the timing of new product offerings, acquisitions or other significant events by us or our competitors,

•	regulatory approvals and legislative changes affecting the products we offer or those of our competitors,

•	the productivity of our sales force,

•	the timing of expenditures for the expansion of our operations, and

•	general economic and market conditions and conditions specific to the health care industry.

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

     The pharmaceutical products we offer face significant competition. ORTHO-EST® Tablets and the ESCLIM™ estradiol transdermal system compete in the hormone replacement therapy market. The primary competition in this market is Wyeth-Ayerst Pharmaceuticals, Inc., a division of American Home Products, which markets Premarin®, an oral estrogen product, and Prempro® and Premphase®, combination oral estrogen and progestin products. ORTHO-EST® Tablets do have generic competition. The HRT products we market also compete with HRT products marketed by Pfizer, Solvay Pharmaceuticals, Inc., Duramed Pharmaceuticals, Inc., and others, as well as generic HRT products. The HRT products we market also compete with non-hormonal replacement therapy products marketed by Merck & Co., Inc. and Eli Lilly & Company. In addition, ESCLIM™ competes with estrogen-only patch products marketed by Berlex Laboratories, Watson Laboratories, Inc., and Novogyne Pharmaceuticals and combination estrogen/progestin patch products marketed by Rhone-Poulenc Rorer Pharmaceuticals, Inc. Midrin® competes in the headache management market, and faces competition from products offered by Duramed, Amide and Breckinridge. Each of these competitors has substantially greater marketing, sales and financial resources than we do.

     Competition for the self-care products we offer is significant. As We Change, LLC competes with a number of catalog companies and Internet retailers focusing on self-care products including Transitions for Women®, Self-Care®, Feel Good™, Intelihealth HealthyHome™ and Harmony™. Our Internet site, womenfirst.com, competes with other Internet sites focused on women’s health as well as sites focused on health care issues in general, such as cbs.medscape.com, nih.gov, healthfinder.gov, reutershealth.com, drkoop.com, and webmd.com.

     Our failure to adequately respond to the competitive challenges faced by the products we offer could have a material adverse effect on our business, financial condition and results of operations.

     Our ability to market new and existing pharmaceutical products depends in part on whether health care payors, including government authorities, private health insurers, health maintenance organizations and managed care organizations, will provide sufficient reimbursement for the products we offer. Any failure to obtain reimbursement could require us to discontinue sales of a particular product and could harm our results of operations. In particular, sales of the ORTHO-EST® Tablets and Midrin® may be adversely affected by formularies that require substitution of generics on prescriptions written for these products unless the physician indicates “dispense as written” on the prescription. Moreover, limits on reimbursement available from third-party payors may reduce the demand for, or adversely affect the price of, the products we offer.

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

     Our management has substantial control over our voting stock and can make decisions that could adversely affect our business and our stock price. As of July 27, 2001, Edward F. Calesa and Randi C. Crawford jointly own 35.8% of our common stock. Ms. Crawford is Mr. Calesa’s daughter. Johnson & Johnson Development Corporation, a subsidiary of Johnson & Johnson, owns 11.2% of our common stock as of July 27, 2001. Our present directors, executive officers and principal stockholders as a group beneficially own 48.3% of the outstanding common stock as of July 27, 2001. Accordingly, if all or certain of such stockholders were to act together, they would be able to exercise significant influence over or control the election of our Board of Directors, the management and policies of Women First and the outcome of certain corporate transactions or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

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

     We have implemented anti-takeover provisions that could prevent an acquisition of our company at a premium price. Provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws may make it difficult for a third party to acquire us and could discourage a third party from attempting to acquire us at a premium price. These include provisions classifying our Board of Directors, prohibiting stockholder action by written consent and requiring advance notice for nomination of Directors and stockholders’ proposals. In addition, Section 203 of the Delaware General Corporation Law also imposes restrictions on mergers and other business combinations between us and any holders of 15% or more of our common stock. Moreover, our certificate of incorporation allows our Board of Directors to issue, without further stockholder approval, preferred stock that could have the effect of delaying, deferring or preventing a change in control. The issuance of preferred stock also could adversely affect the voting power of the holders of our common stock, including the loss of voting control to others.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	10.1	Manufacturing Site Transfer Agreement dated as of June 22, 2001 between Women First HealthCare, Inc. and Pharmaceutics International, Inc.*

	10.2	Securities Purchase Agreement dated as of August 8, 2001 by and among Women First HealthCare, Inc. and the purchasers listed on Exhibit A thereto.

	99.1	Press release issued August 8, 2001

	99.2	Press release issued August 8, 2001

	*	The Company has requested confidential treatment with respect to portions of this exhibit.

(b)	No reports on Form 8-K were filed during the three-month period ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Women First HealthCare, Inc.

Date: August 10, 2001	By:	/s/ EDWARD F. CALESA

Edward F. Calesa
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2001	By:	/s/ CHARLES M. CAPORALE

Charles M. Caporale
Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)