Form 10-Q
period 2001-09-30
WOMEN FIRST HEALTHCARE INC
filed 2001-11-13
CIK 1081004

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     As of November 8, 2001, 22,453,599 shares of common stock, par value $.001 per share, were outstanding.

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

i

WOMEN FIRST HEALTHCARE, INC.

INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

ii

Item 1.

Women First HealthCare, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2001	2000

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,617,485	$9,507,865
Accounts receivable, net	4,476,870	421,435
Inventory	1,940,990	1,387,872
Receivable from related party	—	2,682,468
Prepaid expenses and other current assets	839,259	544,283

Total current assets	42,874,604	14,543,923
Property and equipment, net	989,796	1,081,214
Product rights, net	13,671,157	—
Intangible assets, net	2,899,066	3,266,840
Other assets	1,174,962	1,152,398

Total assets	$61,609,585	$20,044,375

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,562,750	$1,052,322
Payable to related party	120,681	992,745
Accrued salaries and employee benefits	1,803,991	750,902
Other accrued liabilities	1,327,256	2,213,245

Total current liabilities	4,814,678	5,009,214
Note payable and accrued interest payable	11,194,610	—
Commitments	—	—
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized	—	—
Common stock, $.001 par value; 40,000,000 shares authorized; 22,432,642 and 17,593,826 shares issued and outstanding, respectively	22,433	17,593
Treasury stock	(99,660)	(99,660)
Additional paid-in capital	114,723,119	80,794,541
Deferred compensation	(108,427)	(231,682)
Accumulated deficit	(68,937,168)	(65,445,631)

Total stockholders’ equity	45,600,297	15,035,161

Total liabilities and stockholders’ equity	$61,609,585	$20,044,375

See accompanying notes.

Women First HealthCare, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net product revenue	$5,889,834	$1,934,393	$18,511,028	$10,541,621

Net service revenue	—	—	—	462,000
Net service revenue from related party	—	5,415,034	43,843	9,691,373

Total service revenues	—	5,415,034	43,843	10,153,373

Total net revenues	5,889,834	7,349,427	18,554,871	20,694,994

Costs and expenses:
Cost of sales (including purchases from a related party of $138,225 and $1,185,298 for the three and nine months ended September 30, 2001)	1,497,904	3,000,059	5,261,814	9,417,972
Marketing and sales	3,828,639	5,678,223	11,394,802	26,472,101
General and administrative	1,703,879	1,435,930	5,666,941	5,819,614
Research and development	111,284	86,657	337,120	475,014
Restructuring charges	—	—	—	734,665

Total costs and expenses	7,141,706	10,200,869	22,660,677	42,919,366

Loss from operations	(1,251,872)	(2,851,442)	(4,105,806)	(22,224,372)
Interest and other income, net	170,944	305,926	614,269	1,016,382

Net loss	$(1,080,928)	$(2,545,516)	$(3,491,537)	$(21,207,990)

Net loss per share (basic and diluted)	$(0.05)	$(0.15)	$(0.19)	$(1.22)

Weighted average shares used in computing net loss per share (basic and diluted)	20,924,003	17,492,279	18,777,073	17,448,032

Women First HealthCare, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,

	2001	2000

Operating activities
Net loss	$(3,491,537)	$(21,207,990)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	468,132	506,890
Amortization of intangibles	611,081	375,468
Amortization of deferred compensation	82,031	471,045
Compensation expense related to stock options	50,000	—
Interest accrual on note payable, long term	194,610	—
Changes in operating assets and liabilities	(1,321,052)	(1,485,053)

Net cash used in operating activities	(3,406,735)	(21,339,640)
Investing activities
Purchases of property and equipment	(147,970)	(308,237)
Refund of deposits	144,172	106,346
Acquisition of licenses and other assets, net	(404,489)	(136,442)

Net cash used in investing activities	(408,287)	(338,333)
Financing activities
Issuance of common stock	29,924,642	159,963

Net cash provided by financing activities	29,924,642	159,963

Net increase (decrease) in cash and cash equivalents	26,109,620	(21,518,010)
Cash and cash equivalents at beginning of the period	9,507,865	32,719,263

Cash and cash equivalents at end of the period	$35,617,485	$11,201,253

Supplemental investing and financing activities:
Issuance of common stock and note payable to acquire product rights (Note 4)	$15,000,000)	$—

Women First HealthCare, Inc.
Notes to Consolidated Financial Statements — Unaudited
September 30, 2001

1.	Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements of Women First HealthCare, Inc. (the “Company” or “Women First”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (“FAS 141” and “FAS 142”), “Business Combinations” and “Goodwill and Other Intangible Assets.” FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and adjustments will be made whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for all business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. In connection with the adoption of FAS 142, the Company will be required to reassess the intangible assets, including goodwill, previously recorded in connection with the previous purchase acquisitions, as well as the useful lives of such intangible assets.

     Upon adoption of FAS 142, the Company will stop amortizing goodwill and certain other intangibles resulting from acquisitions prior to July 1, 2001, which has been estimated to reduce annual amortization expense by approximately $450,000. Goodwill and intangibles with indefinite lives will be assigned to reporting units as determined by the Company for purposes of impairment testing and tested using a two-step approach for impairment annually or whenever there is an impairment indicator.

2.	Inventory

     Inventory consists of the following components:

	September 30,	December 31,
	2001	2000

Pharmaceutical products	$1,278,400	$990,513
Self-care products	662,590	397,359

Total inventory	$1,940,990	$1,387,872

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

     On June 29, 2001 the Company and Elan Pharmaceuticals, plc entered into an asset and inventory purchase agreement. Pursuant to the agreement, the Company acquired the product rights to Midrin® and finished goods inventory valued at $1.1 million in exchange for 422,467 shares of common stock and an $11.0 million convertible note payable bearing interest at 7%. Interest for the first two years is added to the principal and thereafter is payable quarterly, and the note is due June 29, 2008 unless converted earlier into common stock. The note is convertible at the option of the holder into common stock based on a conversion price of $11.96 per share, subject to certain adjustments. The product rights are being amortized over the estimated useful life of 15 years.

5.	Segment and Significant Customer Disclosures

     The Company operates in three segments: (i) the pharmaceutical division which is responsible for marketing and sales of prescription products (ii) the consumer division which is responsible for marketing and sales of self-care products; and (iii) the corporate marketing division, called Trialogue™, which is responsible for providing access to our network of opinion leaders and practicing clinicians through strategic marketing programs for sale to major pharmaceutical companies. The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately because they perform different services utilizing different and distinct operations. Due to changes in the product mix since the beginning of the year and the addition of three pharmaceutical products, the Company has announced its intentions to evaluate the efficiency of this business structure.

	Three months ended September 30, 2001
	Consolidated	Pharmaceutical	Consumer	Trialogue	Corporate

Net product revenue	$5,889,834	$4,342,356	$1,547,478	$—	$—

Net service revenue	—	—	—	—	—
Net related party service revenue	—	—	—	—	—

Total service revenues	—	—	—	—	—

Total net revenues	5,889,834	4,342,356	1,547,478	—	—

Cost of sales	1,497,904	891,677	606,227	—	—
Sales and marketing	3,828,639	3,053,772	714,241	60,626	—
General and administrative	1,703,879	—	281,982	—	1,421,897
Research and development	111,284	111,284	—	—	—

Total costs and expenses	7,141,706	4,056,733	1,602,450	60,626	1,421,897

Income (Loss) from operations	(1,251,872)	285,623	(54,972)	(60,626)	(1,421,897)
Interest and other income, net	170,944	—	—	—	170,944

Net income (loss)	$(1,080,928)	$285,623	$(54,972)	$(60,626)	$(1,250,953)

	Three months ended September 30, 2000
	Consolidated	Pharmaceutical	Consumer	Trialogue	Corporate

Net product revenue	$1,934,393	$139,694	$1,794,699	$—	$—

Net service revenue	—	—	—	—	—
Net related party service revenue	5,415,034	5,145,743	—	269,291	—

Total service revenues	5,415,034	5,145,743	—	269,291	—

Total net revenues	7,349,427	5,285,437	1,794,699	269,291	—

Cost of sales	3,000,059	2,190,049	810,010	—	—
Sales and marketing	5,678,223	3,980,379	1,074,095	623,749	—
General and administrative	1,435,930	—	296,093	—	1,139,837
Research and development	86,657	86,657	—	—	—
Restructuring charges	—	—	—	—	—

Total costs and expenses	10,200,869	6,257,085	2,180,198	623,749	1,139,837

Income (Loss) from operations	(2,851,442)	(971,648)	(385,499)	(354,458)	(1,139,837)
Interest and other income, net	305,926	—	—	—	305,926

Net income (loss)	$(2,545,516)	$(971,648)	$(385,499)	$(354,458)	$(833,911)

	Nine months ended September 30, 2001
	Consolidated	Pharmaceutical	Consumer	Trialogue	Corporate

Net product revenue	$18,511,028	$12,855,859	$5,655,169	$—	$—

Net service revenue	—	—	—	—	—
Net related party service revenue	43,843	43,843	—	—	—

Total service revenues	43,843	43,843	—	—	—

Total net revenues	18,554,871	12,899,702	5,655,169	—	—

Cost of sales	5,261,814	2,803,429	2,458,385	—	—
Sales and marketing	11,394,802	8,589,173	2,597,032	208,597	—
General and administrative	5,666,941	—	899,846	—	4,767,095
Research and development	337,120	337,120	—	—	—

Total costs and expenses	22,660,677	11,729,722	5,955,263	208,597	4,767,095

Income (Loss) from operations	(4,105,806)	1,169,980	(300,094)	(208,597)	(4,767,095)
Interest and other income, net	614,269	—	—	—	614,269

Net income (loss)	$(3,491,537)	$1,169,980	$(300,094)	$(208,597)	$(4,152,826)

	Nine months ended September 30, 2000
	Consolidated	Pharmaceutical	Consumer	Trialogue	Corporate

Net product revenue	$10,541,621	$4,062,790	$6,478,831	$—	$—

Net service revenue	462,000	—	—	462,000	—
Net related party service revenue	9,691,373	6,672,511	—	3,018,862	—

Total service revenues	10,153,373	6,672,511	—	3,480,862	—

Total net revenues	20,694,994	10,735,301	6,478,831	3,480,862	—

Cost of sales	9,417,972	6,542,391	2,875,581	—	—
Sales and marketing	26,472,101	18,776,704	3,576,288	4,119,109	—
General and administrative	5,819,614	—	955,128	—	4,864,486
Research and development	475,014	475,014	—	—	—
Restructuring charges	734,665	—	—	—	734,665

Total costs and expenses	42,919,366	25,794,109	7,406,997	4,119,109	5,599,151

Income (Loss) from operations	(22,324,372)	(15,058,808)	(928,166)	(638,247)	(5,599,151)
Interest and other income, net	1,016,382	—	—	—	1,016,382

Net income (loss)	$(21,207,990)	$(15,058,808)	$(928,166)	$(638,247)	$(4,582,769)

     Sales to one customer represented 27.9% and 146.8% of net product revenue in the pharmaceutical division during the three-month periods ended September 30, 2001 and 2000, respectively. The prior year’s quarter is affected by the $1.0 million reserve provided for estimated returns of potentially dated ESCLIM™. Sales to the same customer represented 42.2% and 28.7% of net product revenue in the pharmaceutical division during the nine-month periods ended September 30, 2001 and 2000.

6.	Subsequent Events

     On October 12, 2001 the Company and Hoffmann-La Roche entered into an asset and inventory purchase agreement. Pursuant to the agreement, the Company acquired the exclusive U.S. rights to the Bactrim™ family of antibacterial products and finished goods inventory valued at $200,000 for $6,000,000. The product rights will be amortized over the estimated useful life of 15 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below in “Item 5: Other Information — Factors That May Affect Future Performance” as well as those discussed in “Item 1: Business – Risks and Uncertainties” in our Annual Report on Form 10-K for the year ended December 31, 2000. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date hereof.

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

     In July 1998, we entered into a distribution agreement with Ortho-McNeil Pharmaceuticals, Inc. for ORTHO-EST® Tablets, an oral estropipate product that we marketed and distributed on an exclusive basis. The distribution agreement required us to make minimum aggregate payments totaling $47.5 million to Ortho-McNeil over the life of the contract regardless of the actual sales performance of the product. This agreement was terminated effective September 30, 2000, and we entered into a new agreement, the ORTHO-EST® Asset Transfer & Supply Agreement, with Ortho-McNeil. Under terms of the new agreement, Ortho-McNeil transferred to us all of its right, title and interest in ORTHO-EST® Tablets effective January 1, 2001 and granted us an exclusive license to use the trademark “ORTHO-EST®” until June 2008. The new agreement reduced the minimum payment in 2000 from $5.4 million to $4.7 million. No further payments are required under the new agreement. We will continue to buy product from Ortho-McNeil at their fully burdened cost until a replacement manufacturer, Pharmaceutics International, Inc. (“PII”), begins to manufacture the product. We expect PII will be ready to manufacture the product by April 2002, thereby negating the price increase we would have had to pay if we failed to find a replacement manufacturer.

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

     On June 29, 2001, we acquired the exclusive U.S. rights and title to Midrin®, a prescription headache management product, and Midrin® finished goods inventory from Elan Pharma International Limited and Elan Pharmaceuticals, Inc. (collectively, “Elan”) for $15,000,000 plus a residual royalty on future net sales of Midrin®. We financed the acquisition in part through the issuance to Elan of an $11,000,000 convertible secured promissory note. The note has a maturity date of June 29, 2008, bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $11.96 per share, subject to certain adjustments. To secure our obligation under the note, we granted Elan a security interest in the Midrin® assets. In addition, we issued Elan an aggregate of 422,467 shares of our common stock for an aggregate purchase price of $4,000,000 ($9.47 per share).

     In September 2001, our co-promotion agreement with Essentia terminated because they ceased operations at the end of September. In connection with the termination, Essentia paid us a termination payment of $150,000 and transferred to us the rights to a development stage soft gel prenatal vitamin at no expense to us and with no royalty payments for future sales of the product. We intend to add 15 additional sales representatives in high sales potential territories to replace the selling efforts of the Essentia sales force.

     On October 12, 2001, we acquired the exclusive U.S. rights to the Bactrim™ family of antibacterial products and finished gods inventory from Hoffmann-La Roche for $6,000,000. In fiscal 2000 and for the period from January 1, 2001 through July 31, 2001, which is the latest information available, retail sales of Bactrim™ were $5.3 million and $3.1 million, respectively. Assuming the Company had acquired the rights to the Bactrim™ products on the first day of fiscal 2001, unaudited pro forma net revenue for the nine-month period ending September 30, 2001, but including only Bactrim™ results through July 31, 2001, would be $21.7 million.

     We have incurred significant losses since we were founded in November 1996. We had an accumulated deficit of $68.9 million as of September 30, 2001, and we expect to breakeven in the fourth quarter and reach profitability in 2002. We believe that due to our limited operating history we are unable to accurately predict our future results of operations. Accordingly, our operating results should not be relied upon as an indication of future performance.

Results of Operations

     Net revenue. For the three months ended September 30, 2001, total net revenue was $5.9 million as compared to $7.4 million in the prior year period. Revenue in the current period was derived from the pharmaceutical division ($4.3 million or 73.7% of total net revenue) and consumer business ($1.6 million or 26.3% of total net revenue). There was no Trialogue™ revenue in the current period. In last year’s third quarter, the pharmaceutical division contributed revenue of $5.3 million (71.9%), consumer business contributed $1.8 million (24.4%) and Trialogue™ contributed $0.3 million (3.7%). All of the current period revenue is from product sales of ORTHO-EST® Tablets, ESCLIM™ and Midrin® and sales of our self-care products through our As We Change® national mail order catalog. In the prior year period, 73.7% of the total net revenue was derived from services provided to a related party.

     For the nine months ended September 30, 2001, total net revenue was $18.6 million as compared to $20.7 million in the prior year nine-month period. Revenue in the current period was derived from the pharmaceutical division ($12.9 million or 69.5% of total net revenue) and consumer business ($5.7 million or 30.5% of total net revenue). There was no Trialogue™ revenue in the current period. In last year’s nine-month period, the pharmaceutical division contributed revenue of $10.7 million (51.9%), consumer business contributed $6.5 million (31.3%) and Trialogue™ contributed $3.5 million (16.8%). Virtually all of the current period revenue is from product sales of ORTHO-EST® Tablets and ESCLIM™ and sales of self-care products through our As We Change® national mail order catalog. In the prior year’s equivalent period, 49.1% of the total net revenue was derived from service revenue and 95.4% of this service revenue was from a related party.

     Cost of sales. Cost of sales decreased by $1.5 million to $1.5 million in the three-month period ended September 30, 2001 from $3.0 million in the year earlier period. In the nine month period, cost of sales decreased by $4.1 million to $5.3 million in the current period from $9.4 million in the prior period. The prior year periods reflects the minimum payments we were required to make under the distribution agreement in place for ORTHO-EST® Tablets. As noted above, those payments are no longer required.

     Operating expenses. Sales and marketing expenses, general and administrative expenses, research and development (collectively “operating expenses”) decreased $1.6 million to $5.6 million in the three-month period ended September 30, 2001 from $7.2 million in the year earlier period. In the nine-month period, operating expenses decreased $15.4 million to $17.4 million from $32.8 million in the prior period. The prior year reflects the build up of infrastructure and sales force through June 2000 required under terms of the original co-promotion agreement for ORTHO-PREFEST. The current period reflects our continued efforts to align costs and revenues, a process begun with our restructuring in June 2000.

     Restructuring expenses. In last year’s second quarter we incurred restructuring charges of $735,000, primarily for termination or resignation of approximately 65 management and sales employees. There have been no such charges in 2001.

     Loss from operations. The loss from operations in the three month period ended September 30, 2001 was $1.3 million, an improvement of $1.6 million, or 56.1%, from the prior year period. For the nine-month period, the loss from operations was $4.1 million, an improvement of $18.1 million, or 81.5%, from the prior year period. The improvement in both periods was attributable to improved gross margins in the pharmaceutical division and a significant reduction in operating expenses.

     Interest and other income, net. In the three-month period ended September 30, 2001, interest and other income, net was $171,000 and consists of interest income, interest expense on the note payable, and $150,000 of income received from Essentia for canceling the co-promotion agreement. In the prior year period, this amount was $306,000 reflecting the higher returns on invested cash earned in 2000. For the nine months ended September 30, 2001, interest and other income, net was $614,000, $208,000 of which was attributable to accretion of a $500,000 non-compete from a related party. The prior year’s nine-month period amount was $1.0 million reflecting higher levels of cash for most of the period and higher returns on invested cash.

Segment Reporting

     We operate in three segments: (i) the pharmaceutical division which is responsible for marketing and sales of prescription products (ii) the consumer division which is responsible for marketing and sales of self-care products; and (iii) the corporate marketing division, called Trialogue™, which is responsible for providing access to our network of opinion leaders and practicing clinicians through strategic marketing programs for sale to major pharmaceutical companies. Each segment is a strategic business unit that offers different products and services. They are each managed separately because they perform different services utilizing different and distinct operations. Due to changes in the product mix since the beginning of the year and the addition of three pharmaceutical products, we have announced our intention to evaluate the efficiency of this business structure.

Pharmaceutical Division

     The Pharmaceutical Division reported revenues of $4.3 million in the third quarter 2001, a decrease of $943,000 or 17.8% from last year’s third quarter. Revenues in 2001 were comprised primarily of sales of ORTHO-EST® Tablets, ESCLIM™ and Midrin®. In the prior year’s third quarter, sales of ORTHO-EST® Tablets and ESCLIM™ were $140,000. Last year’s third quarter benefited from $5.1 million of service revenue that is non-recurring in the current period. For the nine-month period ended September 30, 2001, the Pharmaceutical Division reported revenues of $12.9 million, $2.2 million ahead of the 2000 period, and virtually all of the revenue came from sales of ORTHO-EST® Tablets, ESCLIM™ and Midrin®. The prior year nine-month period included $6.7 million of service revenue to a related party that is non-recurring in the current period. Product sales of ORTHO-EST® Tablets and ESCLIM™ have more than tripled year over year and are up $8.8 million or 216%.

     Our gross margin increased to 79.5% in the third quarter of 2001 from 58.6% in the prior year period. For the nine-month period, the gross margin increased to 78.3% from 39.1% in the 2000 period. As noted above, the prior period’s cost of sales were charged with the minimum payments required to be made under the original ORTHO-EST® agreement. These minimum payments were required to be made irrespective of the volume of product sales.

     Operating expenses in the third quarter 2001, exclusive of cost of sales, were $3.2 million or $902,000 (22.2%) below the prior year period. For the nine-month period in 2001, operating expenses were $8.9 million as compared to $19.3 million in the 2000 period. Both the three-month and nine-month periods benefited from the cost reduction initiatives we undertook in June 2000 when we reduced our sales coverage by almost 50%.

     As a result of factors discussed above, the Pharmaceutical Division recorded a profit of $286,000 in the third quarter 2001 and a profit of $1.2 million for the nine-month period ended September 30, 2001. This compares to a net loss of $1.0 million in the third quarter 2000 and a net loss of $15.1 million for the nine months through September 30, 2000.

Consumer Division

     The Consumer Division reported revenues of $1.5 million in the third quarter 2001 and $5.7 million for the nine months through September 30, 2001. This compares to $1.8 million and $6.5 million, respectively, in the comparable prior year periods. Gross merchandise sales per catalog increased year over year to $1.51 in 2001 from $1.06 in 2000 but the number of mailed catalogs was reduced significantly to 3.5 million in the current nine-month period this year from 6.0 million in the nine-month period last year. We have made a strategic decision to narrow the circulation of the catalog as part of our effort to reach breakeven in the Consumer Division.

     The gross margin increased to 60.8% in the third quarter 2001 from 54.9% in the year earlier period. On a nine-month basis, the gross margin was 56.5% in 2001 compared to 55.6% in 2000. The increase in the three-month period is the result of fewer product returns and lower promotion costs.

     Operating expenses, exclusive of cost of sales, declined in the third quarter and nine-month period of 2001 to $1.0 million and $3.5 million, respectively, from $1.4 million and $4.5 million in the prior year periods. The declines in both periods were the result of a reduction in catalog production and mailing.

     As a result of the above, the Consumer Division reported a net loss $55,000 for the third quarter 2001 compared to a loss of $385,000 in the third quarter 2000. On a year to date basis, the Consumer Division lost $300,000 in 2001 compared to a loss of $928,000 in 2000, an improvement of 67.7%.

Trialogue™ Division

     The Trialogue™ Division reported no revenue in the third quarter 2001 and no revenue for the nine-month period ended September 30, 2001. In the prior year’s third quarter, the division recorded revenue of $269,000 from a related party. In the nine-month period last year, the division recorded revenue of $3.5 million, $3.0 million of which was related party service revenue.

     Operating expenses in third quarter 2001 were 90.3% below the prior year and consist of salary and related expenses. For the nine-month period, operating expenses are down 94.9%. Nine month 2001 costs include salary and related expenses and costs to develop the division’s new product, the Integrated Marketing Platform. In the prior year periods, costs of $624,000 and $4.1 million for the three and nine month periods, respectively, were incurred in conjunction with the development of educational programs with independent providers of continuing education programs.

     On a three-month basis, the division reported a loss of $61,000 in 2001 and $354,000 in 2000. On a nine-month basis, the division reported a loss of $209,000 in 2001 versus a loss of $638,000 in 2000.

Corporate

     Corporate operating expenses were $1.4 million in the third quarter 2001 and $4.8 million for the nine-month period, an increase of 25.8% and a decline of 1.8% from the prior year periods, respectively, as a result of restructuring and down sizing initiated in June 2000. Restructuring charges of $735,000 were incurred in 2000.

Factors Affecting Results of Operations

     We incurred a loss of $3.5 million for the nine months ended September 30, 2001 and we incurred losses of $22.6 million, $33.5 million and $9.4 million in the years ended December 31, 2000, 1999 and 1998 respectively. Due to our short operating history, our revenues have varied and have been difficult to forecast on a quarterly or annual basis. However, many of our expenses are fixed, especially in the short term. In addition, we are an early stage company that has incurred significant operating expenses associated with obtaining rights to market and distribute products, the expansion of our sales and marketing efforts and general and administrative activities. In June 2000 we took steps to reduce expenses by eliminating certain corporate overhead and, in recognition of lower than expected revenues, reduced our sales force by almost 50%. We expect continued variability in revenues as we realign our product mix as a result of ending our co-promotion of ORTHO-PREFEST® and acquiring additional pharmaceutical products. Because of these factors, our results of operations have varied during our short operating history and we expect that they will continue to fluctuate, perhaps significantly, in the future. In addition, other factors may cause fluctuations in our revenues and results of operations in the future, including the following:

•	the success or failure of our sales force in distributing our current product line and changes in market acceptance of those products,

•	our success or failure in executing under our asset transfer and supply agreement,

•	our ability to grow sales for Midrin®, a product we acquired in June 2001,

•	our ability to grow sales of Bactrim®, a product we acquired in October 2001.

•	our ability to acquire additional new products,

•	legislative changes that affect our products and the way we market them and our ability to comply with new or existing regulations,

•	the amount and timing of expenditures for the expansion of our operations,

•	the timing and growth of our consumer division,

•	changes in the competitive environment that could cause us to change our pricing or marketing strategy, and

•	changes in the economic and market environment generally or in the health care industry.

     To the extent our revenues do not cover our expenses, we may be unable to reduce spending commitments in a timely manner to compensate for any unexpected revenue shortfall and may experience significant unanticipated losses. As a result of these factors, our operating results in one or more future periods may fail to meet the expectations of investors.

Liquidity and Capital Resources

     At September 30, 2001, our working capital was $38.1 million compared to $9.5 million at December 31, 2000. Cash and cash equivalents were $35.6 million at September 30, 2001 compared to $9.5 million at December 31, 2000.

     In our short history we have had two primary sources of liquidity – revenues from product sales and educational grants and proceeds from private placements of our equity securities and the initial public offering of common stock.

     We have generated $73.0 million in revenues since our inception.

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

     In addition to operating expenses, our primary use of funds has been and will continue to be to fund capital expenditures and to obtain the rights to market and distribute products. We acquired Midrin® on June 29, 2001 with no outlay of cash. Instead, as noted above, we financed the acquisition through the issuance to Elan of an $11,000,000 convertible secured promissory note and an aggregate of 422,467 shares of our common stock. In October 2001, we acquired the exclusive U.S. product rights to the Bactrim™ family of antibacterial products and finished goods inventory for a total price of $6.0 million. We believe that additional product acquisitions will almost certainly require use of funds.

     Net cash used in operating activities was $3.7 million and $21.3 million for the nine months ended September 30, 2001 and 2000, respectively. Net cash used in investing activities was $408,000 and $338,000 for the same periods. Investing activities in both periods consisted of equipment and other asset purchases. Net cash provided by financing activities was $30.2 million and $160,000, respectively for the same periods. Financing activities in the current period consist primarily of proceeds from the sale of 3.5 million shares of common stock in August 2001, while financing activities in the prior year period consisted of proceeds from the exercise of stock options.

     For the nine months ended September 30, 2001 and 2000, we made net capital expenditures of $148,000 and $308,000, respectively, primarily for computer equipment. We have no purchase commitments for capital expenditures as of September 30, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     On August 8, 2001, we sold 3.5 million shares of our common stock at a price of $9.00 per share to various institutional and private investors in a private placement transaction pursuant to Rule 506 under the Securities Act of 1933, as amended. We sold the shares pursuant to a Securities Purchase Agreement, dated as of August 8, 2001. We received aggregate net proceeds of $29.3 million from the transaction. We filed a registration statement covering the resale of the shares of common stock with the Securities and Exchange Commission.

ITEM 5. OTHER INFORMATION

Factors that May Affect Future Performance

     The following information sets forth factors that could cause our actual results to differ materially from those contained in forward looking statements we have made in this Quarterly Report and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see “Item 1: Business – Risks and Uncertainties” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     We have incurred significant losses since we were founded in November 1996. We have an accumulated deficit of $68.9 million through September 30, 2001, and we expect to breakeven in the fourth quarter and be profitable in 2002. We may not successfully complete the transition to successful operations or profitability. Early stage companies such as ours frequently encounter problems, delays and expenses including, but not limited to, unanticipated problems and additional costs related to marketing, competition and product acquisitions and development. These problems may be beyond our control, and in any event, could adversely affect our results of operations. See “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     Due to our short operating history, the change in our product mix beginning in 2001 as a result of terminating our co-promotion of ORTHO-PREFEST®, the acquisition of Midrin® and Bactrim™ and difficulty in predicting demand for the products we offer, we are unable to accurately forecast our revenues. As a result, our quarterly financial results are likely to fluctuate, perhaps significantly, and may fail to meet or exceed the expectations of investors, which could depress our stock price. Quarterly operating results may fluctuate significantly based on factors such as:

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

     The pharmaceutical products we offer face significant competition. ORTHO-EST® Tablets and the ESCLIM™ estradiol transdermal system compete in the hormone replacement therapy market. The primary competition in this market is Wyeth-Ayerst Pharmaceuticals, Inc., a division of American Home Products, which markets Premarin®, an oral estrogen product, and Prempro® and Premphase®, combination oral estrogen and progestin products. ORTHO-EST® Tablets do have generic competition. The HRT products we market also compete with HRT products marketed by Pfizer, Solvay Pharmaceuticals, Inc., Duramed Pharmaceuticals, Inc., and others, as well as generic HRT products. The HRT products we market also compete with non-hormonal replacement therapy products marketed by Merck & Co., Inc. and Eli Lilly & Company. In addition, ESCLIM™ competes with estrogen-only patch products marketed by Berlex Laboratories, Watson Laboratories, Inc., and Novogyne Pharmaceuticals and combination estrogen/progestin patch products marketed by Rhone-Poulenc Rorer Pharmaceuticals, Inc. Midrin® competes in the headache management market, and faces competition from products offered by Duramed, Amide and Breckinridge. Bactrim™ is a synthetic antibacterial combination that competes against the fluroquinolones and products offered by Johnson & Johnson and Bayer among others. Each of these competitors has substantially greater marketing, sales and financial resources than we do.

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

     Our ability to market new and existing pharmaceutical products depends in part on whether health care payors, including government authorities, private health insurers, health maintenance organizations and managed care organizations, will provide sufficient reimbursement for the products we offer. Any failure to obtain reimbursement could require us to discontinue sales of a particular product and could harm our results of operations. In particular, sales of the ORTHO-EST® Tablets, Midrin® and Bactrim™ may be adversely affected by formularies that require substitution of generics on prescriptions written for these products unless the physician indicates “dispense as written” on the prescription. Moreover, limits on reimbursement available from third-party payors may reduce the demand for, or adversely affect the price of, the products we offer.

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

     Our failure to retain the principal members of our management team, particularly Edward F. Calesa, Chairman, President and Chief Executive Officer, or to hire additional qualified employees would adversely affect our ability to implement our business plan. We are in the process of obtaining a life insurance policy on the life of Mr. Calesa, for which we will be the beneficiary, in the amount of $2.0 million. We do not have life insurance policies on the lives of any other members of our management team.

     Our management has substantial control over our voting stock and can make decisions that could adversely affect our business and our stock price. As of November 8, 2001, Edward F. Calesa and Randi C. Crawford beneficially own 30.2% of our common stock. Ms. Crawford is Mr. Calesa’s daughter. Johnson & Johnson Development Corporation, a subsidiary of Johnson & Johnson, beneficially owns 9.4% of our common stock as of November 8, 2001. Our present directors, executive officers and principal stockholders as a group beneficially own 41.1% of the outstanding common stock as of November 8, 2001. Accordingly, if all or certain of such stockholders were to act together, they would be able to exercise significant influence over or control the election of our Board of Directors, the management and policies of Women First and the outcome of certain corporate transactions or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits:

	10.1	Agreement between Women First Healthcare, Inc. and Hoffmann-La Roche*

*The Company has requested confidential treatment with respect to portions of this exhibit.

(b)		On July 3, 2001, the Company filed a Current Report on Form 8-K to report under Item 2 the Company’s acquisition of the exclusive U.S. rights and title to Midrin®, a prescription headache management product, from Elan Pharma International Limited and Elan Pharmaceuticals, Inc. The Company did not file any other Current Reports on Form 8-K for the three-month period ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Women First HealthCare, Inc.

Date: November 12, 2001	By:	/s/ EDWARD F. CALESA

Edward F. Calesa President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2001	By:	/s/ CHARLES M. CAPORALE

Charles M. Caporale Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)