Form 10-K
period 2001-12-31
WOMEN FIRST HEALTHCARE INC
filed 2002-03-27
CIK 1081004

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to

Commission file number 0-26487

WOMEN FIRST HEALTHCARE, INC.
(Name of Registrant as Specified in its Charter)

Delaware	13-3919601
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

            12220 El Camino Real, Suite 400, San Diego, California 92130
(Address of Principal Executive Offices ) (Zip Code)

(858) 509-1171
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of February 28, 2002, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $140,486,000, based on the closing price of the registrant’s common stock on the Nasdaq National Market on February 28, 2002 of $10.35 per share.

As of February 28, 2002, 22,590,011 shares of registrant’s common stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III of this report.

PART I

Item 1.    Business

The discussion of Women First HealthCare, Inc.’s business contained in this report may include certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties. For a discussion of factors that may affect the outcome projected in such statements, see “Risks and Uncertainties” on pages 10 through 15 of this Annual Report on Form 10-K. While the forward-looking statements contained in this report represent our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance listed below. We undertake no obligation to update them or to explain why actual results may differ based on the events and circumstances arising after the date of this annual report.

Overview

Women First HealthCare, Inc. is a specialty pharmaceutical company dedicated to improving the health and well-being of midlife women. Our mission is to help midlife women make informed choices about their physical and emotional health and to provide pharmaceutical products and self-care products to help these women improve the quality of their lives. We market these products in the United States through a number of channels including our dedicated sales force, our direct-to-consumer marketing programs through our internet sites, womenfirst.com and aswechange.com, and through our As We Change® national mail order catalog.

The pharmaceutical products we offer include the following products that we own: Ortho-Est® Tablets, an oral estrogen product used for hormonal replenishment therapy (HRT); Midrin®, a prescription headache management product; Bactrim™, an antibacterial product line used primarily in the treatment of certain urinary tract infections; and Synalgos® and Equagesic®, products used to treat pain. We also offer the Esclim™ estradiol transdermal system, an HRT product, for which we have a license from Laboratoires Fournier S.A. under which we have the exclusive right (subject to exceptions) to promote, sell and distribute the Esclim™ product in the U.S. and Puerto Rico. We distributed Ortho-Est® Tablets during 2000 pursuant to an agreement with Ortho-McNeil Pharmaceutical, Inc. (“OMP”). Effective January 1, 2001, we acquired the rights to the product and terminated our distribution relationship. In 2000, we co-promoted Pravachol®, a leading cholesterol-lowering drug with Bristol-Myers Squibb U.S. Pharmaceuticals Group, and Ortho-Prefest®, a combination HRT product, with OMP. During the first quarter of 2000, we co-promoted Ortho Tri-Cyclen®, a leading oral contraceptive, under an agreement with OMP. Each of these co-promotion agreements has been terminated.

Our self-care products include a broad array of nutritional, skin, beauty, herbal, exercise, libido, wellness and other products that we sell through our national mail-order catalog, As We Change® and our internet retailers, womenfirst.com and aswechange.com.

Industry Trends

We believe that the markets for pharmaceutical and self-care products for midlife women are growing because of the following trends:

—	a significant and expanding population of midlife women as the “baby boom” generation ages,

—	the expanding roles of OB/GYNs and the nurse practitioners and physician’s assistants focused on women’s health,

—	an increasing awareness of the conditions and diseases that affect midlife women and the development of new products to address them,

—	recognition of the dissatisfaction among midlife women about their health care,

—	increasing opportunities for product acquisition, licensing, co-promotion and development by specialty pharmaceutical companies.

The U.S. Census Bureau projects that there will be approximately 61 million women in the United States between the ages of 35 and 69 in 2002. That number is expected to grow to 67 million women by the year 2010. IMS Health reports that U.S. prescription pharmaceutical sales were approximately $145 billion for 2000, and that approximately 58% of prescription drugs are used by women.

As women transition through menopause, their bodies begin to reduce the production of the steroid hormones, estrogen and progesterone. Studies have shown that with the significant loss of estrogen and progesterone production after menopause, the long-term health care needs of women change significantly. Among other things, women experience changes in their cardiovascular, skeletal, neurologic, urologic and reproductive systems and may experience changes in their sexual and emotional needs. Studies have shown that HRT alleviates the symptoms commonly associated with menopause and may reduce the risk of cardiovascular disease and osteoporosis. However, some women experience side effects associated with HRT including bloating, breast tenderness, headaches, nausea and breakthrough bleeding. In addition, women may not initiate HRT due to a perceived risk of breast cancer. According to IMS Health, pharmaceutical sales for HRT in the United States were approximately $2.5 billion in 2000.

Women can lose up to 20% of their bone mass in the five to seven years following menopause, making them more susceptible to osteoporosis. While there is no cure for osteoporosis, estrogen is approved by the Food and Drug Administration (“FDA”) for postmenopausal women to prevent and/or treat the disease. The National Osteoporosis Foundation estimates that the number of women age 50 and older who have osteoporosis or are at risk for developing the disease will increase from almost 30 million in 2002 to over 35 million in 2010 and to approximately 41 million in 2020. According to the Foundation, one in two women aged 50 and over will have an osteoporosis-related fracture in their lifetime.

Strategy

Our objective is to become a premier marketer of health care products for midlife women by responding to current industry trends and by establishing Women First as a widely recognized source of pharmaceutical and self-care products targeted at this group of women. We are implementing the following strategies in order to achieve this goal:

Seek product acquisition opportunities.    We plan to expand the range of products we offer midlife women by obtaining rights to market and sell branded pharmaceutical products to these women. We are guided in our selection of products by our Health Advisory Board, a group of world class opinion leaders and experts in women’s health. We are focused on acquiring pharmaceutical products that respond positively to marketing and promotion and may currently be prescribed by OB/GYNs but are no longer actively marketed by pharmaceutical companies. We are seeking products to treat the conditions and diseases affecting midlife women, such as menopause, loss of libido, pain, osteoporosis, depression, weight management and infection.

Enhance sales and build towards profitability through targeted marketing efforts.    We are focused on reaching our target market of 61 million midlife women through our sales and marketing programs to OB/GYNs, nurse practitioners and physician’s assistants focused on women’s health and our direct-to-consumer internet and catalog marketing programs. We employ our 75 sales representatives to market our pharmaceutical products throughout the United States, with a primary emphasis on OB/GYNs, nurse practitioners and physician’s assistants who are high prescribers of HRT products. Our five national account managers focus on placing our products on formulary at managed care organizations. We utilize contract telesales representatives in those territories where we don’t have a sales representative. We market our self-care products to midlife women through a comprehensive direct-to-consumer marketing program that includes the As We Change® catalog, as well as the womenfirst.com and aswechange.com internet sites.

Reformulate acquired drugs to gain market exclusivity.    The products we have acquired are brand name products with a long history of safe and effective use by physicians. We plan to reformulate some of these products to differentiate them from generic competition, so we can regain market exclusivity. We plan on actively pursuing life cycle management strategies, including reformulation, with several of our pharmaceutical products to improve their market performance characteristics.

Products and Product Agreements

Pharmaceutical Products

Ortho-Est® Tablets.    We began selling and distributing Ortho-Est® Tablets (estropipate), a soybean-derived estrogen product, through wholesale and retail channels pursuant to an exclusive distribution agreement with OMP in July 1998. Ortho-Est® Tablets are available on the market in the United States in two strengths, .625mg and 1.25mg and replenish declining estrogen levels in midlife women with estrone, the principal type of estrogen that the body makes following menopause. The distribution agreement required us to make minimum aggregate payments totaling $47.5 million to OMP over the life of the contract regardless of the actual sales performance of the product. We terminated the distribution agreement effective September 30, 2000 and entered into an Ortho-Est® Asset Transfer and Supply Agreement pursuant to which OMP transferred to us all of its right, title and interest in Ortho-Est® Tablets effective January 1, 2001 and granted us an exclusive license to use the “Ortho-Est®” trademark from January 1, 2001 until June 1, 2008. The new agreement reduced the minimum payment in 2000 from $5.4 million to $4.7 million. No further payments are required under the new agreement. Under terms of the new agreement, OMP agreed to continue to manufacture product for us until we engaged a replacement manufacturer. Through April 2002, OMP would charge us for product at its fully burdened cost. Thereafter, OMP would charge substantially higher prices. We have engaged Pharmaceutics International Inc. (“PII”) as a replacement manufacturer to assume manufacturing responsibilities and we expect they will be able to provide product beginning in the fourth quarter of 2002. We have reached an oral agreement with OMP to reduce substantially the surcharge on product purchased after April 2002. We do not believe the increase in cost for the product we have negotiated with OMP will have a material effect on our results.

Esclim™.    In July 1999, we entered into a distribution and license agreement with Laboratoires Fournier S.A. under which we were granted the exclusive right (subject to exceptions) to market, use, distribute and sell the Esclim™ estradiol transdermal system in various dosages in the United States and Puerto Rico. In November 1999, we initiated sales and distribution of the Esclim™ product, an estrogen patch system that releases small amounts of 17 Beta-estradiol, the main estrogen produced in the ovaries, through the skin on a continuous basis. Esclim™ replenishes declining levels of estradiol using a patented matrix technology. The product, a patch that is changed twice a week, is available in a range of five dosage strengths including 0.025, 0.0375, 0.05, 0.075 and 1.0 milligrams. The Esclim™ product, which received FDA approval in August 1998, is a leading transdermal estrogen product in France and has been launched in a number of European countries and Canada. The distribution and license agreement requires us to pay Fournier a non-refundable license fee of up to $1.45 million, of which $0.75 million was paid in 1999 and $0.35 million was paid in November 2001. Payment of the remaining $0.35 million is not required because it was contingent on our meeting pre-determined sales levels, which we have not met. The agreement provides that Fournier is solely responsible for the manufacture of the product and for quality assurance, quality control and other aspects of manufacturing the product. Fournier has transferred to us responsibility for the New Drug Application (“NDA”) filed with the FDA with respect to the product. We are solely responsible for U.S. customs clearance, sales, marketing, advertising, distribution of the product and for handling product complaints. In November 2000, we and Laboratoires Fournier revised the contract to facilitate and maximize Managed Care Organization and Group Purchasing Organization contracted business opportunities. In January 2002, Esclim™ was added to the highest priority formulary listing with the country’s largest prescription benefit manager (“PBM”), AdvancePCS. In March 2002, Esclim™ was added to formularies at two additional large PBM’s: Caremark’s Preferred and Primary Drug Lists and Express Scripts® Expanded Formulary.

Midrin®.    In June 2001, we acquired exclusive U.S. rights and title to Midrin®, a prescription headache management product, from Elan Pharma International Ltd. and Elan Corporation plc (collectively “Elan”).

Midrin® is indicated for relief of symptoms of tension-type, migraine and migraine variant headaches and its active ingredients are isometheptene, dichloralphenazone and acetaminophen. We are marketing Midrin® through a contracted telesales force that is calling on current prescribers of the drug. In August 2001, Midrin® was scheduled by the Drug Enforcement Agency (“DEA”) and effective May 2002, the product will be required to have tamper resistant packaging and disclosure about the product’s potential for abuse. We do not believe this action will have a material effect on Midrin® sales. We financed the acquisition in part through the issuance to Elan of an $11.0 million convertible secured promissory note. The note has a maturity date of June 29, 2008, bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $11.96 per share, subject to certain adjustments. To secure our obligations under the note, we granted Elan a security interest in the Midrin® assets. In addition, we issued Elan an aggregate of 422,467 shares of our common stock which were valued at $4 million ($9.47 per share) for purposes of the agreement. We are required to pay a residual royalty on future product sales for 10 years of up to $5 million. The royalty is capped at $0.5 million per year except in 2002, when it can go higher.

Bactrim™.    In October 2001, we acquired exclusive U.S. rights to the Bactrim™ family of antibacterial products from Hoffman-LaRoche. Additionally, we were granted a sole and exclusive royalty-free license to use the Bactrim™ trademark in the U.S. Subject to certain terms of the agreement, we will be able to extend this royalty-free license in the U.S. to new delivery forms, reformulations and other modified forms of Bactrim™. We paid $6 million in cash to acquire all existing U.S. inventory and rights to the NDAs for Bactrim™ DS Tablets, Bactrim™ Tablets, Pediatric Suspension and Intravenous Infusion. Bactrim™’s active ingredients are trimethoprim and sulfamethoxazole. Bactrim™ and Bactrim™DS are commonly used to treat urinary tract infections, acute otitis media, acute exacerbations of chronic bronchitis in adults and traveler’s diarrhea.

Equagesic® and Synalgos®.    In November 2001, we acquired all rights in the U.S. and Puerto Rico to Equagesic® and Synalgos®, products used in the treatment of pain, from American Home Products Corporation (now known as Wyeth). The acquisition includes relevant trademarks and the Abbreviated New Drug Application (“ANDA”) and NDA for currently marketed Equagesic® and Synalgos®-DC, respectively, and an exclusive trademark license and the ANDA for Wygesic®, a product that is currently not marketed. Equagesic® is indicated for short-term treatment of pain accompanied by tension and/or anxiety in patients with musculoskeletal disease. Synalgos®-DC is indicated for relief of moderate to moderately severe pain. Wygesic® is indicated for relief of mild to moderate pain. We agreed to pay $17.25 million to acquire these products, with $7.5 million paid at closing and the remainder payable in cash in three equal installments commencing November 2002. To secure our obligations under the note, we granted Wyeth a security interest in Equagesic® and Synalgos®.

Prenatal vitamin.    In September 2001, in exchange for a release from a co-promotion agreement with Essentia Pharmaceuticals, Banner Pharmacaps®, Inc., an affiliate of Essentia, agreed to develop a proprietary new prescription prenatal vitamin in softgel form for us. We expect to enter into an agreement with Banner for manufacturing of the product when it becomes available.

Pravachol®.    In the second quarter 1999, we began to co-promote Pravachol® (pravastatin sodium), an HMG-CoA reductase inhibitor or “statin,” to designated OB/GYNs, nurse practitioners and physician’s assistants associated with OB/ GYN practices pursuant to an agreement with Bristol-Myers Squibb. We were unable to achieve any significant revenue under the agreement, and it was terminated March 31, 2001.

Ortho-Prefest® and Ortho Tri-Cyclen®.    We obtained the right to co-promote the Ortho-Prefest® and Ortho Tri-Cyclen® products in the United States and Puerto Rico to designated physicians and nurse practitioners in the field of women’s health care pursuant to a co-promotion agreement with OMP effective July 1, 1999. We amended the co-promotion agreement in March 2000 to remove Ortho Tri-Cyclen® and amended the agreement in September 2000 to terminate our efforts on behalf of Ortho-Prefest® effective December 31, 2000. Under the terms of the September 2000 amendment, OMP compensated us for sales calls made in 2000 in support of Ortho-Prefest®. The amended agreement prohibited us from marketing, promoting, selling or distributing any prescription contraceptive or prescription HRT product other than Ortho-Est® and an estrogen patch product between September 30, 2000 and March 31, 2001.

Self-Care Products

We offer a variety of self-care products to midlife women through our subsidiary As We Change, LLC, a national mail order catalog and internet retailer directed at midlife women, and through our internet sites, womenfirst.com and aswechange.com. The As We Change® catalog offers women a range of more than 200 products designed to meet the needs of women at midlife.

Marketing and Sales

Pharmaceutical Products

In January 2002, there were approximately 54,000 board certified OB/GYNs in the United States. We have recruited and trained a direct pharmaceutical field sales organization of 75 sales representatives to market pharmaceutical products to those OB/GYN practices that are high prescribers of HRT products. We intend to hire additional sales representatives as warranted by the growth of our business. To optimize our sales efforts, we have prioritized OB/GYNs based on the frequency with which they prescribe HRT products. We have also hired a staff to support the field sales force, including a marketing and regulatory department, customer service representatives, sales trainers and sales and contract administrators.

Self-Care Products

Our As We Change, LLC subsidiary offers a broad array of self-care products including nutritional, skin, beauty, herbal, exercise, libido, wellness and personal care products. The As We Change catalog features private label products that are tailored to meet the individual lifestyle needs of women. As We Change has developed a sophisticated infrastructure including a call center with telephone and internet customer support capability, warehouse and shipping, new product screening and sourcing, catalog design and production, database and circulation management and e-commerce. Through the aswechange.com and womenfirst.com sites, we provide access to all of the products sold through our catalog, As We Change®.

Manufacturing and Logistics

We have entered into manufacturing agreements with third-party manufacturers to provide us with the pharmaceutical products we offer. The third-party manufacturers are responsible for receipt and storage of raw materials, production, packaging, labeling and shipping of finished goods. We currently have agreements with Laboratoires Fournier S.A. for the supply of the Esclim™ estradiol transdermal system and with OMP for the supply of the Ortho-Est® Tablets. However, the Ortho-Est® Asset Transfer and Supply Agreement contract that we negotiated in September 2000 requires us to establish our own manufacturing capability by April 2002. Under terms of the new agreement, OMP would continue to manufacture product for us until we engaged a replacement manufacturer. Through April 2002, OMP would charge us for product at its fully burdened cost. Thereafter, OMP would charge substantially higher prices. We have engaged PII as a replacement manufacturer, to assume manufacturing responsibilities and we expect they will be able to provide product beginning in the fourth quarter of 2002. We have reached an oral agreement with OMP to increase pricing on product purchased after April 2002 but we don’t believe that the additional cost will have a material effect on our results. We contract with Mallinckrodt, Inc. for the manufacture of Midrin®. Bactrim™ was manufactured by Hoffman-LaRoche during 2001. Effective January 24, 2002, Mutual Pharmaceutical Company, Inc. assumed responsibility for the manufacture of Bactrim™. We have contracted with Wyeth to continue manufacturing Equagesic® and Synalgos® through November 2004. For more information about our sources of supply, see “Risks and Uncertainties” on pages 10 through 15 of this Report on Form 10-K.

We have engaged Livingston Healthcare Services, Inc. for the distribution of pharmaceutical products to wholesalers, pharmacies and hospitals and to provide physical distribution and logistics management for the pharmaceutical products we distribute.

Competition

The health care industry is highly competitive. Most of our competitors are large, well-known pharmaceutical, life science and health care companies that have considerably greater financial, sales, marketing and technical resources than we have. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines we market and distribute. The pharmaceutical industry is characterized by continuous product development and technological change.

Pharmaceutical Products

The pharmaceutical products we offer face significant competition. Ortho-Est® Tablets compete in the estrogen replenishment therapy (“ERT”) market, a market dominated by Premarin®, a product manufactured by Wyeth-Ayerst Laboratories, Inc., a division of Wyeth. The Esclim™ estradiol transdermal system competes in the ERT market against products made by Berlex Laboratories, Watson Laboratories, Inc., Novogyne Pharmaceuticals and Novartis Pharmaceuticals. The ERT products we market also compete with combination estrogen/progestin HRT products marketed by Wyeth, Parke-Davis, a division of Pfizer, Solvay Pharmaceuticals, Inc., Barr Laboratories, Inc., Pharmacia Corporation and others, as well as generic HRT products. Esclim™ is not available generically but there is a generic patch available. Ortho-Est® Tablets do have generic competition. The ERT products we market also compete with non-hormonal replenishment therapy products marketed by Merck & Co., Inc. and Eli Lilly & Company. Each of these competitors has substantially greater marketing, sales and financial resources than we do. In addition to our industry competitors, we compete against the non-use of HRT by women caused by fears of cancer and heart disease.

Midrin® competes against a class of drugs called triptans as well as against generic competitors. Triptans are manufactured by several companies, including GlaxoSmithKline (Imitrex®), Merck & Co. (Maxalt®) and AstraZeneca Pharmaceuticals LP (Zomig®). Bactrim™ competes in the antibacterial market against Septra®, manufactured by Monarch, a division of King Pharmaceuticals, and generic products made by High Tech Pharmaceutical Co., United Research Laboratories and Mutual Pharmaceutical Co., among others. Equagesic® competes against Flexeril®, manufactured by Merck & Co., and Valium®, manufactured by Roche Labs, as well as against generic cyclobenzaprine and generic diazepam. Synalgos® competes against hydrocodone products such as Vicodin® from Abbott Laboratories and codeine products such as Tylenol® with Codeine, manufactured by McNeil Consumer Healthcare.

Self-Care Products

Competition for the self-care products we offer is significant. As We Change competes with a number of catalog companies and internet retailers focusing on self-care products. Luminesence, SelfCare®, Harmony™, Inner Balance and InteliHealth HealthyHome™ market and sell general lifestyle and personal care products.

Intellectual Property

We regard the protection of patents, copyrights, trademarks and other proprietary rights that we own or license as material to our success and competitive position. We rely on a combination of laws and contractual restrictions such as confidentiality agreements to establish and protect our proprietary rights. Laws and contractual restrictions, however, may not be sufficient to prevent misappropriation of our technology or other proprietary rights or deter others from independently developing products that are substantially equivalent or superior.

Patents.    Due to the length of time and expense associated with bringing new pharmaceutical products to market, we recognize the considerable benefits associated with acquiring or licensing products that are protected by existing patents or for which patent protection can be obtained. However, we do not currently own any issued patents. The Esclim™ product, for which we have an exclusive license (subject to exceptions), is patented, but our other pharmaceutical and most of our self-care products are not protected by patents.

Copyrights.    We have received copyright registration for the Women First HealthCare logo. Copyrights for the source code of the womenfirst.com Internet site that we created with SF Interactive have been assigned to us.

Trademarks and Domain Names.    Our subsidiary, As We Change, LLC, owns the registered U.S. trademark As We Change®. In addition, we own several trademark registrations, including for our key name and mark “Women First®”. We have also applied to register several other marks, including the key marks “Women First HealthCare™” and “Women First™”, for additional goods that are presently covered by our existing registrations. Some of our agreements also include rights to use the manufacturer’s trademarks, such as the Ortho-Est® and Esclim™ trademarks during the term of these agreements. We intend to introduce new trademarks, service marks and brand names and to maintain registrations on trademarks that remain valuable to the business. We have no trademark registrations or applications pending outside the United States.

We currently hold the Internet domain names “womenfirsthealthcare.com” and “womenfirst.com,” and our subsidiary, As We Change, LLC, holds the Internet domain name “aswechange.com.” Domain names are regulated by Internet regulatory bodies while trademarks are enforceable under local country law. As a result, while we may be able to maintain our existing .com domain names, we may not be able to acquire corresponding domain names in other top level domains. Also, we may be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names or trademarks.

Government Regulation

The manufacturing, processing, formulation, clinical investigation, packaging, labeling, storage, promotion, distribution and advertising of the products we offer are subject to extensive regulation by one or more federal agencies including the FDA, DEA, Environmental Protection Agency, Federal Trade Commission, Occupational Safety and Health Administration, Consumer Product Safety Commission, the United States Customs Service, and the United States Postal Service. These activities are also regulated by various agencies of the states and localities in which our products are sold. For both currently marketed and future products, failure to comply with applicable regulatory requirements could limit our ability to market and distribute such products and would harm our business.

Pharmaceuticals.    All pharmaceutical firms, including manufacturers, are subject to regulation by the FDA. Any restriction or prohibition applicable to sales of products we market could materially adversely affect our business.

All of the prescription drug products that we market have been approved by the FDA, except Midrin®. Midrin® is a “grandfathered” product that was introduced prior to 1962. The FDA has the authority to revoke existing approvals or to review the status of currently exempt pharmaceuticals and require application and approval of prescription drugs if new information reveals that they are not safe or effective. The FDA also regulates the promotion, including advertising, of prescription drugs. Drugs that contain ingredients that are considered to be controlled substances are also regulated by the DEA. Midrin®, Equagesic® and Synalgos®, contain such ingredients. As a result, packaging for these drugs must be clearly labeled and be in tamper-resistant packages. In addition, we are required to maintain a DEA license to distribute the products and manufacturing is limited by the DEA.

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

Cosmetics Regulations.    We market cosmetic products through our As We Change® catalog and aswechange.com internet site. The FDA regulates the labeling on cosmetic products but does not require cosmetics to be approved before products are released to the marketplace. The FDA does not have the authority to require manufacturers to register their cosmetic establishments, file data on ingredients, or report cosmetic-related injuries. The FDA maintains a voluntary data collection program, however, and companies wishing to participate in the program may do so. The FDA may inspect cosmetics manufacturing facilities, collect samples for examination, and take action to remove adulterated and misbranded cosmetics from the market.

Employees

As of February 28, 2002, we employed 154 full-time people. None of our employees is represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key personnel and our continuing ability to attract and retain highly qualified managerial personnel. Competition for such qualified personnel in the pharmaceutical and health care industry is intense.

Seasonality

Sales of our pharmaceutical products do not tend to be seasonal. Sales of our self-care products typically are higher in the first calendar quarter due to higher response from our customers and prospecting. Merchandise trends more towards fashion and exercise in the spring, increasing the response. Typically, our customers do not use the catalog for gift buying, making the last calendar quarter the weakest. We anticipate this trend will continue.

Risks and Uncertainties

We have been in business a short time and have experienced significant losses since our inception. If midlife women don’t use and their clinicians don’t prescribe the products we offer, we will experience losses in the future.

We are an early stage company with a history of losses. We have incurred significant losses since we were founded in November 1996, accumulating a deficit of $68.9 million through December 31, 2001. Although we were profitable in the fourth quarter 2001, we may not be able to achieve profitability on an annual basis or to sustain profitability on a quarterly basis in the future. Early stage companies such as ours frequently encounter problems, delays and expenses. These include, but are not limited to, unanticipated problems and additional costs related to marketing, competition, manufacturing and product acquisitions and development. These problems may be beyond our control, and in any event, could adversely affect our results of operations.

Esclim™, our lead product, may not achieve wide market acceptance. Products we have acquired, such as Midrin®, Bactrim™, Equagesic® and Synalgos® that were previously marketed by the party from whom we purchased them, and those we may acquire in the future if any, likewise may not maintain or reachieve wide market acceptance. The market acceptance of these products will depend on, among other factors:

—their advantages over existing competing products,

—their perceived efficacy and safety,

—	the extent to which they are substituted generically by the pharmacy,

—	the actual or perceived side effect profile of our products, and

—	the reimbursement policies of the government and third-party payors.

Our model assumes that our marketing programs and strategies and the growth in our target market will result in increased revenues. If our marketing programs and strategies do not succeed in generating increased revenues, we will be unable to realize our operating objectives. If the clinicians we target do not recommend and prescribe the products we offer or if midlife women do not regularly use these products, we will experience losses in the future and our business will be adversely affected.

Our business model requires the development and profitability of our pharmaceutical division and reaching breakeven in our consumer division. If we fail to implement key elements of our business plan, we may not succeed.

We have embarked on an ambitious plan to provide prescription and non-prescription products to midlife women. There is a limited market awareness of our company and the products and services we offer. We must generate expanded market demand for the products we offer by convincing OB/GYNs, nurse practitioners and physician’s assistants focused on women’s health to prescribe and recommend the products we offer, as well as manage different distribution channels for the products we offer. If we do not generate sufficient demand for our products, our business may not succeed.

Any failure by us to obtain rights to additional products and successfully integrate them may limit our growth potential to our current organic growth. We are uncertain of our ability to obtain additional financing at favorable terms for future product acquisitions.

We plan to obtain rights to additional products through license or acquisition agreements to expand our business beyond our current size. Our failure to obtain rights to market products or to acquire products on acceptable terms or to integrate these products into our organization may limit our growth opportunities if our current sales do not grow as anticipated. We may not be able to identify appropriate licensing or acquisition candidates in the future. Even if we identify an appropriate candidate, competition for it may be intense. We may not be able to successfully negotiate the terms of a license or acquisition agreement on commercially acceptable terms. The negotiation of agreements to obtain rights to additional products could divert our management’s time and resources from our existing business. Moreover, we may be unable to finance an acquisition or integrate a new product or company into our existing business. If we use shares of our common stock as consideration for one or more significant acquisitions, our stockholders could suffer significant dilution of their ownership interests.

Although we believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future, we may need additional capital to acquire prescription products or companies.

Future funding, if needed, may not be available on acceptable terms, if at all. If adequate funds are needed and not available, we may be required to postpone obtaining new products through license or acquisition. This could have the effect of limiting our growth. If we need and raise additional funds through the issuance of equity securities, the percentage ownership of our then-current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we need and raise additional funds through the issuance of debt securities, these new securities would have certain rights, preferences and privileges senior to those of the holders of our common stock, and the terms of these debt securities could impose restrictions on our operations.

Our quarterly financial results may fail to meet or exceed the expectations of investors, which could cause the price of our stock to decline significantly.

Our quarterly operating results may fail to meet or exceed the expectations of securities analysts or investors because of a number of factors, including the following:

—	changes in the acceptance or availability of the products we offer,

—	the timing of new product offerings, acquisitions or other significant events by us or our competitors,

—	regulatory approvals and legislative changes affecting the products we offer or those of our competitors,

—	the productivity of our sales force,

—	general economic and market conditions and conditions specific to the health care industry.

Failure to meet or exceed the expectations of securities analysts or investors could have a material adverse effect on our stock price.

The health care industry and the markets for the products we offer are very competitive. We may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources.

Competition

The health care industry is highly competitive. Most of our competitors are large, well-known pharmaceutical, life science and health care companies that have considerably greater financial, sales, marketing and technical resources than we have. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines we market and distribute. The pharmaceutical industry is characterized by continuous product development and technological change.

Pharmaceutical Products

The pharmaceutical products we offer face significant competition. Ortho-Est® Tablets compete in the estrogen replenishment therapy (“ERT”) market, a market dominated by Premarin®, a product manufactured by Wyeth-Ayerst Laboratories, Inc., a division of Wyeth. The Esclim™ estradiol transdermal system competes in the ERT market against products made by Berlex Laboratories, Watson Laboratories, Inc., Novogyne Pharmaceuticals and Novartis Pharmaceutical. The ERT products we market also compete with combination estrogen/progestin HRT products marketed by Wyeth, Parke-Davis, a division of Pfizer, Solvay Pharmaceuticals, Inc., Barr Laboratories, Inc., Pharmacia Corporation and others, as well as generic HRT products. Esclim™ is not available generically but there is a generic patch available. Orhto-Est® Tablets do have generic competition. The ERT products we market also compete with non-hormonal replenishment therapy products marketed by Merck & Co., Inc. and Eli Lilly & Company. Each of these competitors has substantially greater marketing, sales and financial resources than we do. In addition to our industry competitors, we compete against the non-use of HRT by women caused by fears of cancer and heart disease.

Midrin® competes against a class of drugs called triptans as well as against generic competitors. Triptans are manufactured by several companies, including GlaxoSmithKline (Imitrex®), Merck & Co. (Maxalt®) and AstraZeneca Pharmaceuticals LP (Zomig®). Bactrim™ competes in the antibacterial market against Septra®, manufactured by Monarch, a division of King Pharmaceuticals, and generic products made by High Tech Pharmaceutical Co., United Research Laboratories and Mutual Pharmaceutical Co., among others. Equagesic® competes against Flexeril®, manufactured by Merck & Co., and Valium®, manufactured by Roche Labs, as well as against generic cyclobenzaprine and generic diazepam. Synalgos® competes against hydrocodone products such as Vicodin® from Abbott Laboratories and codeine products such as Tylenol® with Codeine, manufactured by McNeil Consumer Healthcare.

Competition for the self-care products we offer is significant. As We Change competes with a number of catalog companies and internet retailers focusing on self-care products. Luminesence, SelfCare®, Harmony™, Inner Balance and InteliHealth HealthyHome™ market and sell general lifestyle and personal care products.

Our failure to adequately respond to the competitive challenges faced by the products we offer could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to obtain reimbursement for the pharmaceutical products we offer. Any failure to obtain reimbursement could limit our sales of the product and could harm our results of operations.

Our ability to market new and existing pharmaceutical products depends in part on whether health care payors, including government authorities, private health insurers, health maintenance organizations and managed care organizations, will provide sufficient reimbursement for the products we offer. Third-party payors are increasingly challenging the prices of pharmaceutical products and demanding data to justify the inclusion of new or existing products in their formularies. Significant uncertainty exists regarding the reimbursement status of pharmaceutical products, and we cannot predict whether additional legislation or regulation affecting third-party coverage and reimbursement will be enacted in the future, or what effect such legislation or regulation would have on our business. Reimbursement may not be available for the products we offer and reimbursement granted may not be maintained. In particular, sales of Ortho-Est® Tablets, Bactrim™ and Midrin® may be adversely affected by formularies that require substitution of generics on prescriptions written for these products unless the physician indicates “dispense as written” on the prescription. Moreover, limits on reimbursement available from third-party payors may reduce the demand for, or adversely affect the price of, the products we offer. The unavailability or inadequacy of third-party reimbursement for the products we offer could have a material adverse effect on our results of operations.

We are dependent on a single source of supply for each of the pharmaceutical products we offer. If one of our suppliers fails to supply adequate amounts of a product we offer, our sales may suffer.

We are dependent on single sources of supply for the pharmaceutical products we offer. With respect to our products and the ingredients contained in these products, we cannot guarantee that these third parties will be able to provide adequate supplies of products or materials in a timely fashion. We also face the risk that one of our suppliers could lose its production facilities in a disaster, be unable to comply with applicable government regulations or lose the governmental permits necessary to manufacture the products it supplies to us. If a third-party supplier cannot meet our needs for a product, we may not be able to obtain an alternative source of supply in a timely manner. In these circumstances, we may be unable to continue to market products as planned and our financial results would be adversely affected.

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

Our inability to obtain new proprietary rights or to protect and retain our existing rights to Esclim™ could impair our competitive position and adversely affect our sales.

We believe that the patents, trademarks, copyrights and other proprietary rights that we own or license, or that we will own or license in the future, will continue to be important to our success and competitive position. If we fail to maintain our existing rights or cannot acquire additional rights in the future, our competitive position may be harmed. Due to the length of time and expense associated with bringing new pharmaceutical products to market, there are benefits associated with acquiring or licensing products that are protected by existing patents or for which patent protection can be obtained. While the Esclim™ estradiol transdermal system incorporates patented technology, the other pharmaceutical products and most of the self-care products we sell are not protected by patents. We have applied for registration of a number of key trademarks and intend to introduce new trademarks, service marks and brand names. We intend to take the actions that we believe are necessary to protect our proprietary rights, but we may not be successful in doing so on commercially reasonable terms, if at all. In addition, parties that license their proprietary rights to us may face challenges to their patents and other proprietary rights and may not prevail in any litigation regarding those rights. Moreover, our trademarks and the products we offer may conflict with or infringe upon the proprietary rights of third parties. If any such conflicts or infringements should arise, we would have to defend ourselves against such challenges. We also may have to obtain a license to use those proprietary rights or possibly cease using those rights altogether. Any of these events could harm our business.

We have incurred significant debt obligations which will require us to make debt service payments in the future.

We incurred debt obligations of $20.0 million to finance the acquisitions of Midrin®, Equagesic® and Synalgos®. We issued a convertible debt security of $11 million to Elan to acquire Midrin®. The note bears interest at 7% and the interest accretes to the principal of the note for the first two years. Beginning in the third quarter 2003, we are required to make quarterly interest payments in cash. We issued a promissory note for $9.75 million to Wyeth for Equagesic® and Synalgos®. The note requires us to make three equal annual cash payments of $3.25 million beginning in November 2002. If we fail to service the debt as required, we may be declared in default and lose our rights to these three products.

Much of our business is subject to regulation. Regulatory bodies could impair or eliminate our ability to conduct portions of our business.

Many of our activities are subject to extensive regulation by one or more federal, state or local agencies. These regulatory bodies have the power to restrict or eliminate many of our business activities, and to seek civil and criminal penalties for noncompliance with applicable laws and regulations. Changes in existing laws and regulations could adversely affect our business. For further discussion of these regulatory matters, see “Item 1: Business—Government Regulation.”

Our failure to retain the principal members of our management team or to hire additional qualified employees would adversely affect our ability to implement our business plan.

Our success depends upon the retention of the principal members of our management, technical and marketing staff, particularly Edward F. Calesa, our President, CEO and Chairman of the Board. The loss of the services of Mr. Calesa or other key members of our management team might significantly delay or prevent the achievement of our development and strategic objectives. We have entered into an employment contract with Mr. Calesa. We are the beneficiary of a life insurance policy on the life of Mr. Calesa in the amount of $2.0 million. We do not have life insurance policies on the lives of any other members of our management team. Our success also depends on our ability to attract additional qualified employees. Our inability to retain our existing personnel or to hire additional qualified employees would have a material adverse effect on our company.

Our management and existing stockholders have substantial control over our voting stock and can make decisions that could adversely affect our business and our stock price.

As of February 28, 2002, Edward F. Calesa and his family members jointly beneficially owned approximately 33.8% of our common stock. Johnson & Johnson Development Corporation (JJDC), a subsidiary of Johnson & Johnson, beneficially owns approximately 7.82% of our common stock. Our present directors, executive officers and JJDC as a group beneficially own approximately 39.8% of the outstanding common stock. Accordingly, if all or certain of such stockholders were to act together, they would be able to exercise significant influence over or control the election of our Board of Directors, the management and policies of Women First and the outcome of certain corporate transactions or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

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

Provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws may make it difficult for a third party to acquire us and could discourage a third party from attempting to acquire us at a premium price. These include provisions classifying our board of directors, prohibiting stockholder action by written consent and requiring advance notice for nomination of directors and stockholders’ proposals. In addition, Section 203 of the Delaware General Corporation Law also imposes restrictions on mergers and other business combinations between us and any holders of 15% or more of our common stock. Moreover, our certificate of incorporation allows our board of directors to issue, without further stockholder approval, preferred stock that could have the effect of delaying, deferring or preventing a change in control. The issuance of preferred stock also could adversely affect the voting power of the holders of our common stock, including the loss of voting control to others. In 2001, we adopted a Change in Control / Severance Policy that may have the effect of discouraging a third party from attempting to acquire us. Our option plans provide that unvested options will become fully vested and exercisable upon a change in control of Women First. The provisions of our certificate of incorporation and bylaws, our option plans, as well as certain provisions of Delaware law, may have the effect of discouraging or preventing an acquisition, or disposition, of our business. These provisions also may diminish the opportunities for a stockholder to participate in certain tender offers, including tender offers at prices above the then-current fair market value of our common stock. Some of our key contracts contain provisions that would allow the other party to the agreement to terminate the agreement upon a change in control.

Item 2.    Properties

We are headquartered in facilities consisting of approximately 13,392 square feet in San Diego, California, pursuant to a lease expiring in August 2003. As We Change, LLC is headquartered in facilities consisting of approximately 12,880 square feet in San Diego, California, pursuant to a lease expiring in September 2002. We are negotiating to extend the existing lease for one year for the As We Change facilities.

Item 3.    Legal Proceedings

None

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholders Matters

(a)  Our common stock, $.001 par value per share, has traded on the Nasdaq National Market under the symbol “WFHC” since June 29, 1999. The following table sets forth the high and low sales price for the common stock as reported by the Nasdaq National Market during the periods indicated:

Quarter ending	High	Low
June 30, 1999 (beginning June 29, 1999)	$13.75	$11.00
September 30, 1999	$14.63	$6.25
December 31, 1999	$9.19	$4.13

March 31, 2000	$7.44	$4.31
June 30, 2000	$4.84	$0.81
September 30, 2000	$1.38	$0.47
December 31, 2000	$4.13	$0.44

March 31, 2001	$4.13	$2.06
June 30, 2001	$9.23	$2.63
September 30, 2001	$11.84	$7.00
December 31, 2001	$10.00	$5.61

As of February 28, 2002, there were 22,590,011 shares of common stock outstanding held by approximately 83 holders of record.

(b) At present, we have no plans to declare or pay dividends.

Item 6.    Selected Consolidated Financial Information

The selected financial information set forth below with respect to our consolidated financial statements has been derived from our audited financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	2001	2000	1999	1998	1997
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$28,407	$27,085	$22,502	$4,834	$—
Costs and expenses:
Cost of sales	8,239	10,529	12,327	2,648	—
Marketing and sales	16,113	31,765	26,827	5,478	791
General and administrative	7,539	7,541	10,793	5,912	975
Research and development	464	539	1,697	573	—
Write-down of assets and other charges	—	—	1,639	—	—
Restructuring charges	—	735	—	—	—

Total costs and expenses	32,355	51,109	53,283	14,611	1,766

Loss from operations	(3,948)	(24,024)	(30,781)	(9,777)	(1,766)
Interest and other income, net	507	1,458	646	395	39

Net loss	(3,441)	(22,566)	(30,135)	(9,382)	(1,727)
Accretion of beneficial conversion feature related to convertible preferred stock	—	—	(3,362)	—	—

Net loss available to common stockholders	$(3,441)	$(22,566)	$(33,497)	$(9,382)	$(1,727)

Net loss per share (basic and diluted)	$(0.17)	$(1.29)	$(2.67)	$(1.22)	$(0.23)

Weighted average shares used in computing net loss per share (basic and diluted)	19,706,550	17,467,517	12,547,154	7,685,993	7,551,484

	At December 31,
	2001	2000	1999	1998	1997
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$19,378	$9,508	$32,719	$4,438	$567
Working capital	21,401	9,535	30,499	3,364	394
Total assets	71,038	20,044	43,648	12,504	776
Total stockholders’ equity	45,720	15,035	36,719	8,436	531

Item 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Item I: Business—Risks and Uncertainties.” We undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date hereof.

Overview

Women First HealthCare, Inc. is a specialty pharmaceutical company dedicated to improving the health and well-being of midlife women. Our mission is to help midlife women make informed choices about their physical and emotional health and to provide pharmaceutical products and self-care products to help these women improve the quality of their lives. We market these products in the United States through a number of channels including our dedicated sales force, our direct-to-consumer marketing programs through our internet sites, womenfirst.com and aswechange.com, and through our As We Change® national mail order catalog.

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

In July 1998, we began selling and distributing Ortho-Est® Tablets (estropipate), through wholesale and retail channels pursuant to an exclusive distribution agreement with Ortho-McNeil Pharmaceutical, Inc. (“OMP”). We terminated the distribution agreement effective September 30, 2000 and entered into an Ortho-Est® Asset Transfer and Supply Agreement pursuant to which OMP transferred to us all of its right, title and interest in the Ortho-Est® Tablets effective January 1, 2001 and granted us an exclusive license to use the trademark “Ortho-Est®” from January 1, 2001 until June 1, 2008. Under terms of the new agreement, OMP agreed to continue to manufacture product for us until we engaged a replacement manufacturer. Through April 2002, OMP would charge us for product at its fully burdened cost. Thereafter, OMP would charge substantially higher prices. We have engaged Pharmaceutics International Inc. (“PII”) as a replacement manufacturer, to assume manufacturing responsibilities and we expect they will be able to provide product beginning in the fourth quarter of 2002. We have reached an oral agreement with OMP to increase pricing on product purchased after April 2002 but at a substantially reduced cost from the prices called for in the agreement. We don’t believe that the additional cost will have a material effect on our results.

In October 1998, we acquired As We Change LLC, a national mail order catalog of self-care and other non-prescription products targeted to midlife women.

In March 1999, we entered into a co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group relating to Pravachol®, a cholesterol-lowering drug. We were unable to achieve any significant revenue under the agreement, and it was terminated March 31, 2001.

In May 1999, we entered into a co-promotion agreement with OMP relating to Ortho Tri-Cyclen®, an oral contraceptive product, and Ortho-Prefest®, an oral combination hormonal replacement therapy (HRT) product.

An amendment effective as of March 31, 2000 discontinued the co-promotion agreement of Ortho Tri-Cyclen®, allowing us to focus our selling efforts on the launch of Ortho-Prefest®. Under the amendment, OMP agreed to pay us $1.5 million for our sales efforts made through the first quarter of 2000 with respect to Ortho Tri-Cyclen®. We recognized this payment as related party revenue in the first quarter of 2000. In addition, OMP agreed to pay us $0.5 million for our agreement to add a limited non-compete provision to the agreement to expire three months following contract termination. This amount was recognized as other income on a straight-line basis over the remaining term of the agreement. Effective September 30, 2000, we and OMP revised the co-promotion agreement to provide that it would terminate on December 31, 2000. The revision required OMP to compensate Women First for sales calls made during 2000 plus a royalty on sales of Ortho-Prefest®. The Company has recorded revenue of $44,000 and $7.0 million under this arrangement for the years ended December 31, 2001 and 2000 respectively. In addition, our Trialogue™ division, now phased out, received a $1 million contract to provide a medical education program in support of Ortho-Prefest®. We recognized this revenue and the related expenses in the fourth quarter 2000.

In July 1999, we entered into a distribution and license agreement with Laboratoires Fournier S.A. under which we were granted the exclusive right (subject to exceptions) to market, use, distribute and sell the Esclim™ estradiol transdermal system in various dosages in the United States and Puerto Rico. The agreement requires us to pay Fournier a non-refundable license fee of up to $1.45 million, of which $0.75 million was paid in 1999 and $0.35 million was paid in November 2001. Payment of the remaining $0.35 million is not required because it was contingent on our meeting pre-determined sales levels, which we have not met. The agreement provides that Fournier is solely responsible for the manufacture of the product and for quality assurance, quality control and other aspects of manufacturing the product. Fournier has transferred to us responsibility for the New Drug Application (“NDA”) filed with the Food and Drug Administration (“FDA”) with respect to the product. We are solely responsible for U.S. customs clearance, sales, marketing, advertising, distribution of the product and for handling product complaints. In November 2000, we and Laboratoires Fournier revised the contract to facilitate and maximize Managed Care Organization and Group Purchasing Organization contracted business opportunities.

In June 2001, we acquired exclusive rights and title to Midrin®, a prescription headache management product, from Elan Pharma International Ltd. and Elan Corporation plc (collectively “Elan”). We paid $15 million for product rights and inventory, and we are required to pay a residual royalty on future product sales of up to $5 million. We financed the acquisition by issuing $11 million of convertible 7% secured debt and 422,467 shares of common stock valued at $4 million to Elan.

In October 2001, we acquired exclusive U.S. rights to the Bactrim™ family of antibacterial products from Hoffman-LaRoche Inc. We paid $6 million in cash to acquire all existing U.S. inventory and rights to the NDAs for Bactrim™ DS Tablets, Bactrim™ Tablets, Pediatric Suspension and Intravenous Infusion.

In November 2001, we acquired all rights in the U.S. and Puerto Rico to prescription pain management products Equagesic® Tablets and Synalgos®–DC Capsules from American Home Products Corporation (now called Wyeth). We paid $17.25 million to acquire the Abbreviated New Drug Application (“ANDA”) and NDA for these products, with $7.5 million paid at closing and the remainder payable in cash due in three equal installments commencing November 2002. As part of this transaction, we acquired an exclusive trademark license for Wygesic® Tablets in the U.S. and Puerto Rico for a period ending the earlier of two years from the date we might begin marketing the product or December 31, 2004. If we bring Wygesic® or a successor product to market, we will be required to pay up to an additional $0.25 million royalty.

In exchange for a release from a co-promotion agreement with Essentia Pharmaceuticals in September 2001, Banner Pharmacaps®, Inc., an affiliate of Essentia, agreed to develop a proprietary new prescription prenatal vitamin in softgel form for us. We will not pay a development fee to Banner. We expect to enter into an agreement with Banner for manufacturing of the product when it becomes available.

In June 2000, we announced our restructuring into three distinct operating divisions: pharmaceutical, consumer, and corporate marketing. The pharmaceutical division is responsible for marketing and sales of prescription products. The consumer division is responsible for marketing and sales of self-care products. The corporate marketing division, called Trialogue™, has been phased out to concentrate our efforts on our expanding pharmaceutical product portfolio. Also as part of our June 2000 restructuring, we announced the reduction of our sales force by approximately 50% to 75 field sales territories and incurred charges of $0.7 million related primarily to reduction in staff. Based on a detailed cost/benefit analysis of sales and marketing, we further reduced the sales force to 60 field sales territories. In November 2001, we increased the sales force to 75 to capitalize on Esclim™ being added to the highest priority listing with AdvancePCS.

We have incurred significant losses since we were founded in November 1996. We had an accumulated deficit of $68.9 million as of December 31, 2001. We were profitable in the fourth quarter 2001, earning $52,000. Due to our limited operating history, our results should not be relied upon as an indication of future performance.

Years Ended December 31, 2001 and 2000

Net Revenue.    For 2001, total net revenue was $28.4 million as compared to $27.1 million in 2000, an increase of 4.9%. Revenue for 2001 was derived from product sales of pharmaceutical products and self-care products. In 2000, 45.5% of revenue was from a related party, OMP, for our co-promotion efforts on behalf of Ortho-Prefest® and Ortho Tri-Cyclen®.

Costs and Expenses.    Costs and expenses in 2001 were $32.4 million, a decrease of $18.8 million or 36.7% from 2000. All categories of costs and expenses showed improvement in 2001.

Cost of sales was $8.2 million in 2001, a 21.8% decrease from $10.5 million in 2000. Cost of sales consists primarily of amounts we pay to suppliers for products plus inventory valuation adjustments plus amortization of product rights. The 2001 amount includes $0.7 million for amortization of product rights. There were no product rights in 2000. Increases and decreases in cost of sales are primarily due to differences in the revenue mix in these periods and inventory adjustments and are therefore not directly comparable from one period to another. We recorded a lower of cost or market reserve for pharmaceutical products of $1.4 million in 2000 in accordance with generally accepted accounting principles. No reserve was recorded in 2001.

Marketing and sales expenses were $16.1 million in 2001 compared to $31.8 million for the prior year, an decrease of $15.7 million or 49.3%. The decrease is the result of higher spending levels in 2000 to support the infrastructure and sales force required under our Ortho-Prefest® co-promotion agreement. That agreement was terminated on December 31, 2000 and we took steps in June 2000 to reduce these expenses by implementing cost reduction activities and reducing the sales organization by approximately 50%.

General and administrative expenses were $7.5 million for 2001, which was essentially unchanged from the 2000 level.

Regulatory, research and development expense were $0.5 million in 2001, $75,000 less than in the previous year. Regulatory, research and development expense consists primarily of salaries and regulatory costs associated with our pharmaceutical products.

We recorded restructuring charges of $0.7 million in 2000. No similar charges were incurred in 2001. These charges reflect our efforts to increase effectiveness and efficiency by restructuring Women First into three operating divisions and aligning our expense structure with revenue expectations. The charges pertain primarily to the termination or resignation of approximately 65 management and sales employees. All payments were made as of December 31, 2000.

Loss from Operations.    The loss from operations decreased $20.1 million to $3.9 million in 2001 from $24.0 million in 2000, primarily as a result of a reduction in costs and expenses resulting from cost reduction activities undertaken as part of our restructuring in June 2000.

Interest and Other Income.    Interest and other income was $1.0 million in 2001 compared to $1.5 million in 2000. Interest and other income in 2001 consists primarily of (i) earnings on our cash and cash equivalents, (ii) non-recurring income related to early termination of a co-promotion agreement with Essentia, and (iii) amortization of a non-compete provision of a contract amendment with OMP. The 2000 amount is comprised primarily of interest earned on cash and amortization of the non-compete with OMP.

Interest Expense.    Interest expense was $0.5 million in 2001, comprised of interest on our convertible debt to Elan and imputed interest on our note to Wyeth. There was no interest expense in 2000.

Income Taxes.    We have incurred approximately $65.0 million and $57.5 million, respectively, of net operating losses through 2001 for both federal and California tax purposes that are available to be carried forward, subject to certain change in control limitations. The federal and California tax loss carryforwards will begin to expire in 2019 and 2007 respectively, unless previously utilized. We have recognized a valuation allowance for the deferred tax asset because we are uncertain of ability to utilize these losses in the future.

Years Ended December 31, 2000 and 1999

Net Revenue.    For 2000, total net revenue was $27.1 million as compared to $22.5 million in 1999, an increase of 20.4%. Revenue for 2000 was derived primarily from a related party, OMP, for our efforts on behalf of Ortho-Prefest® and Ortho Tri-Cyclen® of $12.4 million ($2.3 million in sales in 1999), pharmaceutical product sales of Ortho-Est® Tablets and Esclim™ estradiol transdemal system of $5.5 million ($12.6 million in 1999), sales from our subsidiary As We Change LLC, a national mail order catalog and internet retailer of $8.5 million ($6.8 million in 1999) and revenues from other education programs of $0.7 million ($0.8 million in 1999).

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

Cost of sales was $10.5 million in 2000, a 14.6% decrease from $12.3 million in 1999. Cost of sales consists primarily of amounts we pay to suppliers for products plus inventory valuation adjustments. Increases and decreases in cost of sales are primarily due to differences in the revenue mix in these periods and inventory adjustments and are therefore not directly comparable from one period to another. We recorded a lower of cost or market reserve for pharmaceutical products of $1.4 million in 2000 in accordance with generally accepted accounting principles.

Marketing and sales expenses were $31.8 million in 2000 compared to $26.8 million for the prior year, an increase of $5.0 million or 18.4%. The increase reflects the build up of infrastructure and sales force in the first half of 2000 in accordance with the original co-promotion agreement for Ortho-Prefest®. As noted above, we took steps in June 2000 to reduce these expenses by implementing cost reduction activities and reducing the sales organization by approximately 50%. In addition, this increase reflects increased costs associated with education programs focused on hormone replenishment therapy, catalog production, market research, product literature and professional samples.

General and administrative expense decreased $3.3 million to $7.5 million in 2000 from $10.8 million in 1999. In the June 2000 restructuring we eliminated certain direct and indirect corporate overhead expenses which contributed to the decrease. In addition, incentive compensation, other employee related costs, and legal expenses were also lower in 2000.

Regulatory, research and development expense was $0.5 million in 2000 as compared to $1.7 million in 1999. Regulatory, research and development expense consists primarily of salaries and regulatory costs associated with our product applications. Specifically, we incurred charges of $0.7 million in 1999 for the development of a patient health questionnaire and related software and $0.3 million for costs associated with the development of our line of Daily Difference™ dietary supplements.

We recorded restructuring charges of $0.7 million in 2000. These charges reflect our efforts to increase effectiveness and efficiency by restructuring Women First into three operating divisions and aligning our expense structure with revenue expectations. The charges pertain primarily to the termination or resignation of approximately 65 management and sales employees. All payments have been made as of December 31, 2000.

Loss from Operations.    The loss from operations decreased $6.8 million to $24.0 million in 2000 from $30.8 million in 1999. Factors contributing to the decreased loss include increased revenue attributable to our efforts on behalf of Ortho-Prefest® and an increase in the revenues of our national mail order catalog coupled with a reduction in costs and expenses resulting from cost reduction activities undertaken as part of our restructuring in June 2000.

Interest and Other Income.    Interest and other income was $1.5 million in 2000 compared to $1.2 million in 1999. Interest and other income in 2000 consists primarily of earnings on our cash and cash equivalents and amortization of deferred revenue related to a non-compete provision in the March 2000 contract amendment with OMP relating to the discontinuance of our efforts on behalf of Ortho Tri-Cyclen®. In 1999, interest and other income consisted primarily of earnings on our cash and cash equivalents.

Interest Expense.    There was no interest expense in 2000. In 1999, interest expense of $0.6 million related to interest on short term borrowings.

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

Income Taxes.    We have incurred approximately $57.3 million and $46.0 million respectively of net tax operating losses through 2000 for both federal and California tax purposes that are available to be carried forward, subject to certain change in control limitations. The federal and California tax loss carryforwards will begin to expire in 2018 and 2003 respectively, unless previously utilized. We have recognized a valuation allowance for the deferred tax asset because we are uncertain of ability to utilize these losses in the future.

Quarterly Comparisons

The following tables set forth the consolidated statements of operations for each of our last eight quarters. This quarterly information is unaudited and has been prepared on the same basis as the annual consolidated financial statements. The quarterly information included here differs from the quarterly information included in our filings on Form 10Q because the amortization of product rights is included with cost of sales rather than marketing and sales expense. In our opinion, this quarterly information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal 2001				Fiscal 2000
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(dollars in thousands, except per share data)
Net revenues	$7,108	$5,557	$5,890	$9,852	$7,519	$5,826	$7,349	$6,390
Cost of sales	2,458	1,309	1,739	2,733	2,326	4,092	3,000	1,111
Marketing and sales	4,236	3,327	3,588	4,962	10,916	9,878	5,678	5,293
General and administrative	1,602	2,361	1,704	1,872	2,390	1,993	1,436	1,722
Regulatory, research and development	124	102	111	126	269	119	87	64
Write-down of assets and other charges	—	—	—	—	—	—	—	—
Restructuring charges	—	—	—	—	—	735	—	—

Total operating expenses	8,420	7,099	7,142	9,693	15,901	16,817	10,201	8,190
Income (loss) from operations	(1,312)	(1,541)	(1,252)	159	(8,382)	(10,991)	(2,852)	(1,800)
Interest and other income (expense), net	355	88	171	(107)	384	327	306	442

Net income (loss)	$(957)	$(1,454)	$(1,081)	$52	$(7,998)	$(10,664)	$(2,546)	$(1,358)

Net income (loss) per share	$(0.05)	$(0.08)	$(0.05)	$0.00	$(0.46)	$(0.61)	$(0.15)	$(0.08)

Weighted average shares used to calculate net income (loss)	17,610,439	17,760,365	20,924,003	23,697,929	17,371,465	17,479,867	17,492,279	17,525,549

Business Segments

The following tables present operating information by business segment, including corporate support, for the years ended December 31, 2001, 2000 and 1999.

Pharmaceutical Division

	Years ended December 31,
	2001	2000	1999
	(dollars in thousands)
Net revenue	$21,019	$5,732	$12,509
Related party revenue	44	8,488	—

Total revenue	21,063	14,220	12,509
Cost of goods	5,024	6,439	9,381
Operating expenses	12,961	22,421	19,121

Operating gain (loss)	$3,078	$(14,640)	$(15,993)

Pharmaceutical revenues in 2001 are comprised of product sales of Ortho-Est® Tablets, Esclim™ transdermal system, Midrin®, Bactrim™, Equagesic® and Synalgos®. In 2000, revenues are comprised of product sales of Ortho-Est® Tablets and Esclim™ and related party revenue from OMP for sales calls made on behalf of Ortho-Prefest® in 2000 and Ortho Tri-Cyclen®. In 1999, revenues are comprised of product sales of Ortho-Est® Tablets and Esclim™. The cost of goods is dependent on product mix and includes $0.7 million in 2001 for amortization of product rights. There were no product rights in 2000. Related party revenues have no associated cost of goods. Cost of goods for Ortho-Est® were fixed in 2000 and 1999 under terms of a distribution agreement with OMP whereby we made scheduled payments regardless of sales volume. Our gross margin was earned by generating revenue in excess of these fixed payments. Cost of goods for the various products range from 8.6% to 27.5%.

Operating expenses, which are primarily marketing and sales expenses, decreased $9.5 million in 2001, from $22.4 million in 2000, as a result of the restructuring done in June 2000 to reduce the sales force by approximately 50%. The increase of $3.3 million in 2000 from 1999 was the result of the build-up in sales force begun in late 1999 through mid-year 2000 required by the Ortho-Prefest® co-promotion agreement. That agreement, which was revised in September 2000, required us to maintain a sales force of 150 to support the launch of Orth-Prefest®. In June 2000 we reduced the sales force by approximately 50%. We currently maintain a sales force of 75 specialists.

Research and development expenses are also included in operating expenses and consist primarily of employee related expenses and consulting services in the area of regulatory compliance.

Consumer Business

	Years ended December 31,
	2001	2000	1999
	(dollars in thousands)
Net revenue	$7,344	$8,539	$6,843
Cost of goods	3,215	4,089	2,946
Operating expenses	4,511	6,377	5,167

Operating loss	$(382)	$(1,927)	$(1,270)

We made a strategic decision in 2001 to reduce the losses incurred in the Consumer Business Division and to strive for breakeven. As a result, Consumer Business revenues declined by $1.2 million, or 14.0%, as we narrowed the circulation of the catalog. Prior to 2001, we managed the segment for growth and revenues grew 24.8% in 2000. We mailed 4.1 million catalogs in 2001, down from 7.5 million catalogs in 2000. In 1999, we mailed 4.9 million catalogs. The gross margin percentage improved in 2001 as a result of our efforts to reduce the cost of product acquired. The gross margin in 2000 was down from 1999 as a result of a write-down of obsolete inventory of $65,000, which increased cost of sales, and the establishment of a $0.3 million reserve for a new frequent buyer program, which reduced revenues.

Operating expenses, primarily sales and marketing, consist of catalog production and mailing costs, call center and fulfillment expenses, as well as purchasing and marketing expenses. The 2001 strategy to narrow the circulation and reduce the loss is reflected in the decrease of $1.9 million in operating expenses in 2001. As a percentage of sales, operating expenses declined to 61.4% in 2001 from 74.7% in 2000. The 2000 strategy to increase sales through higher circulation caused the increase in marketing and sales expenses in 2000 over 1999. Although orders and sales increased, these increases did not cover the increased marketing and sales costs and expenses.

Trialogue™

	Years ended December 31,
	2001	2000	1999
	(dollars in thousands)
Net revenue	$—	$477	$800
Related party revenue	—	3,849	2,350

Total revenue	—	4,326	3,150
Operating expenses	258	4,789	6,828

Operating loss	$(258)	$(463)	$(3,678)

This division was phased out in 2001 to permit us to concentrate our efforts in the pharmaceutical area. Revenues in 2000 and 1999 were derived from educational grants from pharmaceutical companies to fund the development of educational programs with an independent provider of continuing education programs. Related party revenues in 2000 and 1999 are from OMP for development of hormone replenishment education programs. There are no cost of sales associated with educational revenues in this segment.

Operating expenses are comprised of program costs and employee related expenses. Programs are priced at cost plus a modest management fee. Employee related expenses are for those employees charged with generating new business opportunities and maintaining the content of our internet site, www.womenfirst.com.

Corporate

	Years ended December 31,
	2001	2000	1999
	(dollars in thousands)
General and administrative expenses	$6,386	$6,259	$9,839
Restructuring charges	—	735	—

Cost and expenses	6,386	6,994	9,839

Operating loss	(6,386)	(6,994)	(9,839)
Other income (expense), net	507	1,458	645
Accretion of preferred stock	—	—	(3,362)

Net loss	$(5,879)	$(5,536)	$(12,556)

General and administrative expenses grew 2.0% in 2001 from the 2000 level. General and administrative expenses were reduced in 2000 as a result of the restructuring done in June 2000.

Other income is primarily comprised of interest on corporate funds, which became available in July 1999 with the completion of our initial public offering. In 2001, interest expense of $0.5 million on our outstanding debt is netted against the interest earnings. In 2001 and 2000, we earned $0.2 million and $0.3 million respectively in conjunction with a limited non-compete agreement for Ortho Tri-Cyclen®.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those relating to revenue recognition. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements (see note 1 to our financial statements on page F-7).

Revenue recognition

We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, we follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based on factors such as passage of title, installation, payments and customer acceptance.

Reserve for returns, chargebacks and discounts and allowance for doubtful accounts

Our ability to collect outstanding receivables from third party payers is critical to our operating performance and cash flows. As of December 31, 2001, the reserve for product returns, chargebacks and discounts is 19.6% of the total amount of receivables. We determined this valuation based on an analysis of product shipments, new and total prescription trends, and the amount of product in the distribution channel. Every quarter we analyze this reserve and make adjustments based on actual returns, chargebacks, discounts and product distribution sell-through. The allowance for doubtful accounts at December 31, 2001 is 1.7% of the total receivable and is established by reviewing the accounts receivable aging on an individual customer basis. Based on this review, the allowance is established and adjusted quarterly as necessary.

Acquired product rights and amortization

We amortize pharmaceutical products over the estimated economic useful life, generally 15 years. We assess the useful life on a product-by-product basis based on the estimated marketability and future sales volume, which are dependent on a variety of factors, including the introduction of new products by competitors and continued use of existing product. In practice, pharmaceutical prescription products are long lived because doctors continue to prescribe drugs that they have grown comfortable with and where the product risk profile is well known.

Factors Affecting Results of Operations

We incurred losses of $3.4 million, $22.6 million and $33.5 million in the years ended December 31, 2001, 2000 and 1999. 2001 marks the first complete year of operations under our new management and the new strategic direction of owning and licensing pharmaceutical products as opposed to co-promoting them. While we have realigned our expense structure with expected revenues, many of our expenses are fixed, especially in the short term, and our revenues are variable. Because of this, our results of operations have varied during our short operating history and we expect that they may continue to fluctuate, perhaps significantly, in the future. In addition, other factors may cause fluctuations in our revenues and results of operations in the future, including the following:

—	the success or failure of our sales force in distributing our current product line and changes in market acceptance of those products,

—	excessive and unexpected generic competition to the products we offer,

—	manufacturing problems that limit our ability to acquire salable product on time and at reasonable terms,

—	our ability to acquire new products,

—	legislative changes that affect our products and the way we market them and our ability to comply with new or existing regulations,

—	the amount and timing of expenditures for the expansion of our operations,

—	competitive products and/or companies that target our market niche and are successful in reaching our market,

—	changes in the competitive environment that could cause us to change our pricing or marketing strategy, and

—	changes in the economic and market environment generally or in the health care industry.

To the extent our revenues do not cover our expenses, we may be unable to reduce spending commitments in a timely manner to compensate for any unexpected revenue shortfall and may experience unanticipated losses.

As a result of these factors, our operating results in one or more future periods may fail to meet the expectations of investors.

Liquidity and Capital Resources

At December 31, 2001 our working capital was $21.4 million up $11.9 million from December 31, 2000. Cash and cash equivalents were $19.4 million at December 31, 2001 compared to $9.5 million at December 31, 2000.

In our short history we have had two primary sources of liquidity—revenues from product sales, educational grants and related party sources and proceeds from private placements of our equity securities and the initial public offering of common stock.

We have generated $82.8 million in revenues since our inception.

Between January 1998 and February 1999 we issued 2,200,000 shares of Series A Preferred Stock (equivalent to 4,026,000 shares of common stock) and warrants to purchase 480,372 shares of common stock for net proceeds of $21.1 million.

In addition, in March 1999, we issued $7.5 million of short-term notes and warrants to purchase 60,756 shares of common stock in a private placement for net proceeds of $7.5 million. In 1999, we repaid all principal and interest outstanding.

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

In August 2001, we completed a private placement of 3.5 million shares of common stock providing us with net proceeds of $29.2 million.

In addition to operating expenses, our primary use of funds has been and will continue to be to fund capital expenditures and to obtain the rights to market and distribute products.

Net cash used in operating activities was $5.7 million, $23.0 million and $25.1 million for the years ended December 31, 2001, 2000 and 1999 respectively. The 2001 usage was primarily due to the net loss of $3.4 million and changes in various elements of working capital, most notably accounts receivable. The increase in accounts receivable was the result of a conscious decision to extend our terms of trade in the latter part of 2001 to give us a competitive advantage with our customers at little cost. In 2000, the cash used in operating activities was roughly equivalent to that year’s net loss. In 1999, cash usage was primarily due to the net loss offset by non-cash changes such as amortization and write-downs. Net cash used in investing activities was $14.4 million, $0.4 million and $3.3 million for the same periods. In 2001, investing activities consisted primarily of product and license acquisitions. In 2000, investing activities consisted of equipment and other asset purchases. In 1999, investment activity was comprised of net capital expenditures and license acquisitions. Net cash provided by financing activities was $30.0 million, $0.2 million and $56.7 million respectively for the same periods. In 2001, financing activities were comprised of the private placements referred to above and stock option exercises. In 2000, financing activities consisted of proceeds from the exercise of stock options. In 1999, financing activities consisted primarily of the net proceeds from the issuance of equity securities, short-term notes and warrants.

We believe that based on our current performance and future plans, our existing cash balances will be sufficient to fund our operations, make planned capital expenditures and meet our debt service commitments for the foreseeable future. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain credit facilities. We currently do not have any lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We cannot give you any assurances that we will be able to raise any such capital, if needed, on terms acceptable to Women First or at all. The extent of our needs for additional liquidity will depend on our future operating performance, which is itself dependent on a number of factors, many of which we cannot control, including prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting our business and operations.

The following table highlights our contractual and commercial obligations and when they are due:

            Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt	$17,500,000		$6,500,000		$11,000,000
Short term debt	$3,250,000	$3,250,000
Operating lease obligations	$1,797,000	$719,000	$1,023,000	$55,000	$—

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for by the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective January 1, 2002. Starting in 2002, the application of the nonamortization provisions of SFAS No. 142 related to goodwill acquired prior to July 1, 2001 is expected to result in an increase in net income of approximately $0.1 million per year through 2013. We will reclassify an assembled workforce intangible asset with an unamortized balance of $0.1 million to goodwill at the date of adoption. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 2, 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of SFAS No. 144 will have a material impact on its financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our distribution and license agreement with Laboratoires Fournier S.A. requires us to pay for the purchase of the Esclim™ estradiol transdermal product in euros. As a result, our operating results for this product are exposed to changes in exchange rates between the U.S. dollar and the European euro. We do not believe that this exposure is material.

Item 8.    Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on page F-1 below for a list of the financial statements being filed with this report.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item will be set forth in the section headed “Proposal 1—Election of Directors” in Women First’s definitive Proxy Statement for the Annual Meeting of Stockholders of the Company (the “Proxy Statement”) which is expected to be filed not later than 120 days after the end of Women First’s fiscal year ended December 31, 2001, and is incorporated in this report by reference.

Item 11.    Executive Compensation

The information required by this Item will be set forth in the section headed “Executive Compensation” in Women First’s definitive Proxy Statement and is incorporated in this report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in Women First’s definitive Proxy Statement and is incorporated in this report by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item will be set forth in the sections headed “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in Women First’s definitive Proxy Statement and is incorporated in this report by reference.

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

3.    Exhibits:

3.2(1)	Fourth Amended and Restated Certificate of Incorporation.

3.4(1)	Second Amended and Restated Bylaws.

4.1(2)	Form of Specimen Common Stock Certificate.

10.1(3)	Employment Agreement dated January 8, 1998 by and between Women First HealthCare, Inc. and Edward F. Calesa.

10.2(4)	Amended and Restated 1998 Long-Term Incentive Plan.

10.3(5)	Management Incentive Compensation Plan.

10.4(3)	Lease Agreement dated April 3, 1998 by and between Women First HealthCare, Inc. and Prentiss Properties Acquisition Partners, L.P.

10.5(1)	Distribution and License Agreement dated as of July 19, 1999 between Women First HealthCare, Inc. and Laboratoires Fournier S.A.*

10.6(4)	1999 Non-Qualified Stock Option Plan.

10.7(7)	Ortho-Est® Asset Transfer and Supply Agreement effective September 30, 2000 between Women First HealthCare, Inc. and Ortho-McNeil Pharmaceutical, Inc.

10.8(7)	Ortho-Prefest™ Co-Promotion Agreement effective September 30, 2000 between Women First HealthCare, Inc. and Ortho-McNeil Pharmaceutical, Inc.

10.9(8)	Amendment No. 1 to Distribution and License Agreement dated November 3, 2000 between Laboratoires Fournier S.A. and Women First HealthCare, Inc.*

10.10(8)	Pharmacy Supplier Agreement between Novation, LLC and Women First HealthCare, Inc. dated as of December 20, 2000.*

10.11(9)	Co-Promotion Agreement dated as of April 6, 2001 between Women First HealthCare, Inc. and Essentia Pharmaceuticals B.V.*

10.12(10)	Midrin Asset and Inventory Purchase Agreement dated as of June 29, 2001 by and among Women First Health Care, Inc., Elan Pharma International Limited and Elan Pharmaceuticals, Inc.*

10.13(10)	SecuritiesPurchase Agreement dated June 29, 2001 among Women First HealthCare, Inc., Elan International Services, Ltd., and Elan Pharma International Limited.

10.14(10)	Convertible Secured Promissory Note dated June 29, 2001.

10.15(11)	Manufacturing Site Transfer Agreement dated as of June 22, 2001 between Women First HealthCare, Inc. and Pharmaceutics International, Inc.*

10.16(11)	Securities Purchase Agreement dated as of August 8, 2001 by and among Women First HealthCare, Inc. and the purchasers listed on Exhibit A thereto.

10.17(12)	Securities Purchase Agreement dated as of August 8, 2001 among Women First HealthCare, Inc. and the Purchasers who were signatories thereto.

10.18(12)	Warrant Agreement by and between Women First HealthCare, Inc. and Gruntal & Co., L.L.C. dated as of August 8, 2001.

10.19(13)	Agreement between Women First Healthcare, Inc. and Hoffmann-La Roche.*

10.20(14)	Asset Purchase Agreement dated November 15, 2001 by and between American Home Products Corporation and Women First Health Care, Inc.*

10.21(14)	Manufacturing and Supply Agreement dated November 15, 2001 by and between American Home Products Corporation and Women First Health Care, Inc.*

10.22(14)	Trademark License Agreement dated November 15, 2001 by and between American Home Products Corporation and Women First Health Care, Inc.*

10.23(14)	Senior Secured Promissory Note dated November 15, 2001.*

10.24(14)	Security Agreement dated November 15, 2001 by and between American Home Products Corporation and Women First Health Care, Inc.

21.1(14)	Subsidiaries.

23.1(14)	Consent of Ernst & Young LLP

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed August 13, 1999.
(2)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed June 24, 1999.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 12, 1999.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed March 30, 2000.
(5)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed May 24, 1999.

(6)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed June 2, 1999.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed November 14, 2000.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2000 filed March 30, 2001.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 filed May 15, 2001.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 3, 2001.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed August 13, 2001.
(12)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed September 4, 2001.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed November 13, 2001.
(14)	Filed herewith.
*	Women First has been granted confidential treatment with respect to portions of this exhibit.

(b)  Reports on Form 8-K

On November 15, 2001, the Company filed Form 8-K pursuant to Item 5 to report the acquisition of Equagesic® and Synalgos®.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOMEN FIRST HEALTHCARE, INC.

By:	/s/ EDWARD F. CALESA
Edward F. Calesa, Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ EDWARD F. CALESA	Chairman of the Board, President and CEO	March 26, 2002

/s/ CHARLES M. CAPORALE	Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 26, 2002

/s/ DENNIS M. JONEs	Director	March 26, 2002

/S/ RICHARD L. RUBIN	Director	March 26, 2002

/s/ NATHAN KASE, M.D.	Director	March 26, 2002

/s/ MICHAEL T. SEMBER	Director	March 26, 2002

REPORT OF ERNST & YOUNG LLP , INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Women First HealthCare, Inc.

We have audited the accompanying consolidated balance sheets of Women First HealthCare, Inc. as of December 31, 2001, and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Women First HealthCare, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ER	NST & YOUNG LLP

San Diego, California
February 8, 2002

WOMEN FIRST HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$19,377,548	$9,507,865
Accounts receivable, net	7,666,212	421,435
Inventory	1,421,954	1,387,872
Receivable from related party	—	2,682,468
Prepaid expenses and other current assets	986,226	544,283

Total current assets	29,451,940	14,543,923

Property and equipment, net	1,065,524	1,081,214
Product rights, net	36,205,159	—
Intangible assets, net	2,809,089	3,266,840
Restricted cash	100,000	200,000
Other assets	1,406,291	952,398

Total assets	$71,038,003	$20,044,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,138,622	$1,052,322
Payable to related party	419,316	992,745
Accrued salaries and employee benefits	646,533	750,902
Accrued payroll taxes	1,350,168	—
Other accrued liabilities	768,801	2,213,245
Note payable and accrued interest payable	2,727,596	—

Total current liabilities	8,051,036	5,009,214
Notes payable and accrued interest payable	17,266,574	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized	—	—
Common stock, $.001 par value; 40,000,000 shares authorized; 22,833,310 and 17,934,143 shares issued and outstanding, respectively	22,493	17,593
Treasury stock at cost, 340,317 shares	(99,660)	(99,660)
Additional paid-in capital	114,770,771	80,794,541
Deferred compensation	(86,741)	(231,682)
Accumulated deficit	(68,886,470)	(65,445,631)

Total stockholders’ equity	45,720,393	15,035,161

Total liabilities and stockholders’ equity	$71,038,003	$20,044,375

See accompanying notes.

WOMEN FIRST HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2001	2000	1999
Net product revenue	$28,362,987	$13,997,809	$19,352,104

Net service revenue	—	750,077	800,000
Net service revenue from related party	43,843	12,336,971	2,349,484

Total service revenues	43,843	13,087,048	3,149,484

Total net revenues	28,406,830	27,084,857	22,501,588

Cost of sales (including purchases from related party of $1,276,473, $5,325,229, and $7,532,257)	8,238,495	10,528,930	12,327,262
Marketing and sales	16,113,400	31,765,496	26,826,642
General and administrative	7,538,986	7,541,143	10,793,273
Regulatory, research and development	463,865	538,944	1,696,758
Write-down of assets and other charges	—	—	1,638,616
Restructuring charges	—	734,665	—

Total costs and expenses	32,354,746	51,109,178	53,282,551

Loss from operations	(3,947,916)	(24,024,321)	(30,780,963)
Interest and other income	972,220	1,458,161	1,228,366
Interest expense	(465,143)	—	(582,781)

Net loss	(3,440,839)	(22,566,160)	(30,135,378)
Accretion of beneficial conversion feature related to convertible preferred stock	—	—	(3,361,710)

Net loss available to common stockholders	$(3,440,839)	$(22,566,160)	$(33,497,088)

Net loss per share (basic and diluted)	$(0.17)	$(1.29)	$(2.67)

Weighted average shares used in computing net loss per share (basic and diluted)	19,706,550	17,467,517	12,547,154

See accompanying notes.

WOMEN FIRST HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock	Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total
Balance at December 31, 1998	1,650,000	$16,500	594,000	$5,940	7,685,993	$76,860	$(96,597)	$18,430,788	$(615,598)	$(9,382,383)	$8,435,510
Issuance of Series A preferred stock for cash	550,000	5,500	—	—	—	—	—	5,280,718	—	—	5,286,218
Conversion of preferred stock to common stock	(2,200,000)	(22,000)	(594,000)	(5,940)	4,388,329	4,388	—	23,552	—	—	—
Issuance of common stock in initial public offering	—	—	—	—	5,175,000	5,175	—	51,399,289	—	—	51,404,464
Issuance of common stock upon exercise of options	—	—	—	—	6,556	6	—	5,486	—	—	5,492
Shares to be issued of common stock in conjunction with acquisition of subsidiary	—	—	—	—	54,900	55	—	288,170	—	—	288,225
Deferred compensation related to stock options	—	—	—	—	—	—	—	1,624,718	(1,624,718)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	1,160,181	—	1,160,181
Discount on notes payable related to grant of common stock warrants	—	—	—	—	—	—	—	274,617	—	—	274,617
Change in par value of common stock from $.01 to $.001	—	—	—	—	—	(69,174)	(3,063)	72,237	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(30,135,378)	(30,135,378)
Accretion of beneficial conversion feature related to convertible preferred stock	—	—	—	—	—	—	—	3,361,710	—	(3,361,710)	—

Balance at December 31, 1999	—	—	—	—	17,310,778	17,310	(99,660)	80,761,285	(1,080,135)	(42,879,471)	36,719,329
Issuance of common stock upon exercise of options	—	—	—	—	283,048	283	—	241,142	—	—	241,425
Compensation expense related to stock options	—	—	—	—	—	—	—	194,972	—	—	194,972
Deferred compensation related to stock options	—	—	—	—	—	—	—	115,429	(115,429)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	445,595	—	445,595
Reversal of deferred compensation for separated employees	—	—	—	—	—	—	—	(518,287)	518,287	—	—
Net loss	—	—	—	—	—	—	—	—	—	(22,566,160)	(22,566,160)

Balance at December 31, 2000	—	—	—	—	17,593,826	17,593	(99,660)	80,794,541	(231,682)	(65,445,631)	15,035,161
Issuance of common stock for cash net of issuance costs of $2,333,190	—	—	—	—	3,499,998	3,500	—	29,163,292	—	—	29,166,792
Issuance of common stock upon exercise of options and warrants	—	—	—	—	976,702	978	—	804,584	—	—	805,562
Issuance of common stock to acquire product rights	—	—	—	—	422,467	422	—	3,999,578	—	—	4,000,000
Compensation expense related to stock options	—	—	—	—	—	—	—	50,000	—	—	50,000
Amortization of deferred compensation	—	—	—	—	—	—	—	—	103,717	—	103,717
Reversal of deferred compensation for separated employees	—	—	—	—	—	—	—	(41,224)	41,224	—	—
Net loss	—	—	—	—	—	—	—	—	—	(3,440,839)	(3,440,839)

Balance at December 31, 2001	—	—	—	—	22,492,993	$22,493	$(99,660)	$114,770,771	$(86,741)	$(68,886,470)	$45,720,393

See accompanying notes.

WOMEN FIRST HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2001	2000	1999
Operating activities
Net loss	$(3,440,839)	$(22,566,160)	$(30,135,378)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	608,124	667,654	697,214
Amortization of product rights	738,556	—	—
Amortization of intangibles	470,156	500,907	474,665
Amortization of deferred compensation	103,717	445,595	1,160,181
Compensation expense related to stock options	50,000	194,972	—
Interest accrual on note payable, long term	465,143	—	—
Amortization of warrants issued with debt	—	—	274,617
Write-down of assets and other charges	29,994	—	1,638,616
Changes in operating assets and liabilities
Accounts receivable	(7,244,777)	1,494,739	(801,891)
Inventory	(34,082)	71,861	(1,288,046)
Receivable from related party	2,682,468	(1,999,984)	(557,914)
Prepaid expenses and other current assets	(441,943)	105,643	(100,927)
Accounts payable	1,086,300	(1,429,259)	1,007,907
Payable to related party	(573,429)	510,424	482,321
Accrued salaries and employee benefits	1,245,799	(1,221,987)	665,722
Other accrued liabilities	(1,444,444)	221,806	1,408,457

Net cash used in operating activities	(5,699,257)	(23,003,789)	(25,074,456)

Investing activities
Purchases of property and equipment	(344,138)	(330,634)	(658,108)
Refund of deposits	113,604	106,347	(1,059,897)
Acquisition of licenses and other assets, net	(14,172,880)	(224,747)	(1,622,896)

Net cash used in investing activities	(14,403,414)	(449,034)	(3,340,901)

Financing activities
Issuance of Series A preferred stock	—	—	5,286,218
Issuance of common stock	29,972,354	241,425	51,409,957
Issuance of short-term notes payable to related parties	—	—	2,000,000
Issuance of short-term notes payable	—	—	5,490,000
Repayment of short-term notes payable to related parties	—	—	(2,000,000)
Repayment of short-term notes payable	—	—	(5,490,000)

Net cash provided by financing activities	29,972,354	241,425	56,696,175

Net increase (decrease) in cash and cash equivalents	9,869,683	(23,211,398)	28,280,818
Cash and cash equivalents at beginning of the period	9,507,865	32,719,263	4,438,445

Cash and cash equivalents at end of the period	$19,377,548	$9,507,865	$32,719,263

Supplemental investing and financing activities:
Issuance of common stock and note payable to acquire product rights	$23,603,655	$—	$—

See accompanying notes.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

1.    Summary of Significant Accounting Policies

Organization and Business

Women First HealthCare, Inc. is a specialty pharmaceutical company dedicated to improving the health of midlife women. The Company’s corporate offices are located in California. Women First HealthCare, Inc., originally incorporated under the name Healthy Living for Women, Inc., was incorporated in Delaware on November 1, 1996. Primary operations did not begin until 1997. As We Change, a national mail-order catalog and Internet retailer is a wholly owned subsidiary of Women First HealthCare, Inc. As used herein, the “Company” collectively refers to the consolidated entity of Women First HealthCare, Inc. and its subsidiary. On July 1, 1999, the Company completed its initial public offering. Also, in July 1999, the underwriters exercised in full their over-allotment option.

Principles of Consolidation

The consolidated financial statements presented herein include the financial statements of the Company and the results of Women First Pharmacy Services through December 31, 1999 when all operations ceased. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of 30 days or less to be cash equivalents.

Concentration of Credit Risk

The Company sells its pharmaceutical products primarily to established distributors and large retailers in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition, and collateral generally is not required. Self-care products are typically sold to individuals for cash or payment by major credit card. Credit losses have historically been minimal. The Company is also dependent on single sources of supply for products it offers for sale and would need to obtain alternative sources if the suppliers could not meet the Company’s needs.

Inventory

Inventory is stated at the lower of cost or market and is determined on a first-in, first-out basis. The Company periodically reviews inventory for the timely identification and measurement of obsolete, slow-moving, or otherwise impaired inventory. In 2000, the Company recorded reserves to state its inventory at the lower of cost or market totaling $1.4 million and recorded reserves for excess and obsolete inventory of $0.2 million. In 1999, the Company recorded a write-down in inventory of $1.1 million associated with the Company’s decision to discontinue certain consumer product activities.

Long-lived Assets

Product rights are stated at cost and are amortized over the estimated useful lives of the product, generally fifteen years, using the straight-line method. Amortization of product rights is charged to cost of sales. Property and equipment are stated at cost and are depreciated over

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the estimated useful lives of the assets, ranging from three to seven years, using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term. Costs incurred in connection with the development or purchase of certain licenses are capitalized and amortized over the estimated useful life of the license, generally five to ten years.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the useful life on a product-by-product basis based on the estimated marketability and future sales volume, which are dependant on a variety of factors, including the introduction of new products by competitors and continued use of existing product. An impairment loss would be measured and recognized if the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset is determined to be impaired, an impairment loss to write-down the carrying value of the asset to fair value would be recognized in the period of impairment. The Company determines fair value by using quoted market prices when available. When the market price is not available an estimated fair value will be determined through other valuation techniques.

Stock Options

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. SFAS 123 also permits companies to elect to continue using the implicit value accounting method specified in Accounting Principles Board Opinion No. 25 to account for stock-based compensation related to option grants to employees. The Company has elected to retain the implicit value based method for such grants, and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. Options or stock awards issued to non-employees have been determined in accordance with SFAS 123 and Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (“EITF 96-18”). Deferred charges for options granted to non-employees are periodically remeasured as the options vest.

In March 2000, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”). FIN 44 clarifies certain issues in the application of Accounting Principles Board Opinion No. 25. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company adopted FIN 44 in fiscal 2000 and accordingly recorded $0.2 million in compensation expense related to various stock option grant amendments.

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, the Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based on factors such as passage of title, installation, payments and customer acceptance. The Company records sales for its pharmaceutical and self-care products at time of shipment. The Company provides for returns at the time of sale based on estimated merchandise returns. Other adjustments to its pharmaceutical product sales are made for estimated wholesaler chargebacks, Medicaid-sponsored payor allowance discounts, and early payment discounts.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company will accept for credit or exchange pharmaceutical products that have become unusable due to passage of the expiration date, drug recall, or discontinuance by the Company. For self-care products, the Company will issue a full refund for returned products within 60 days of delivery. In 2001, 2000 and 1999, the Company had product returns of approximately $1.8 million, $1.0 million and $0.5 million, respectively.

Service revenues under the Company’s co-promotion and development agreements are recognized when realized and earned based upon work performed or upon completion of certain performance requirements of the contracts, or when received if amounts are non-refundable and there are no future performance obligations. Service revenues in 2001 under these agreements were not significant. In 2000 and 1999, the Company recognized $4.3 million and $3.1 million, respectively, of service revenues related to these agreements.

The Company records shipping and handling costs incurred in accordance with the Emerging Issues Task Force Issue 00-10 (EITF 00-10) “Accounting for Shipping and Handling Costs” which was issued in July 2000. Accordingly, amounts billed to a customer in a sales transaction related to shipping and handling are classified as revenue.

Catalog Costs

Catalog production expenses are capitalized as incurred and amortized over the period the catalog generates revenue, generally eight months. At December 31, 2001 and 2000, the Company had $0.5 million and $0.4 million, respectively, in capitalized catalog costs net of amortization. Catalog production and mailing expenses of $2.2 million, $3.6 million and $2.1 million were recorded in marketing and sales expense in the accompanying Statements of Operations in 2001, 2000 and 1999, respectively.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Income Taxes

The Company provides for income taxes under the asset and liability method of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Comprehensive Income

Under Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income,” the reporting and display of comprehensive income and its components is required in the financial statements. For the periods presented in the accompanying financial statements, the Company has no items for which comprehensive loss would differ from the reported net loss.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share, which would include additional potential common shares issued related to outstanding options, warrants and conversion of

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

note payable, if dilutive, is unchanged from basic loss per share due to the Company’s net losses making the effect of these common share equivalents anti-dilutive. Excluded from the determination of net loss per share are 3,298,053, 2,787,330, and 2,687,036 potentially dilutive common shares at December 31, 2001, 2000 and 1999, respectively.

Fair Value of Financial Instruments

The carrying amount of accounts receivable, accounts payable, accrued salaries and employee benefits and other accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Interest on notes payable issued in connection with the product right purchase for Equagesic® and Synalgos® was based on borrowing rates below rates currently available to the Company. In order to reflect the carrying amount for these borrowings at estimated fair value in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants and APB No. 11, Interest on Receivables and Payables, management recorded notes net of imputed interest totaling $8.5 million. As of December 31, 2001, $75,000 has been amortized into interest expense.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for by the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective January 1, 2002. Starting in 2002, the application of the nonamortization provisions of SFAS No. 142 related to goodwill acquired prior to July 1, 2001 is expected to result in an increase in net income of approximately $0.1 million per year through 2013. The Company will reclassify an assembled workforce intangible asset with an unamortized balance of $0.1 million to goodwill at the date of adoption. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 2, 2002. Management has not yet determined what the effect of these tests will be on our earnings and financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of SFAS No. 144 will have a material impact on its financial statements.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Accounts Receivable

Accounts receivable consist of the following:

	December 31,
	2001	2000
Trade receivables	$9,745,725	$1,384,632
Allowance for doubtful accounts	(169,249)	(310,971)
Allowance for cash discounts, returns, rebates and other chargebacks	(1,910,264)	(652,226)

	$7,666,212	$421,435

The Company charged $3.0 million, $0.9 million and $0.8 million for doubtful accounts, cash discounts, returns and rebates for the periods ending December 31, 2001, 2000 and 1999, respectively.

3.    Inventory

Inventory consists of the following components:

	December 31,
	2001	2000
Pharmaceutical products	$899,316	$990,513
Self-care products	522,638	397,359

	$1,421,954	$1,387,872

4.    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2001	2000
Furniture and fixtures	$743,194	$690,609
Office equipment	1,098,509	893,459
Leasehold improvements	193,325	193,324

	2,035,028	1,777,392
Accumulated depreciation	(969,504)	(696,178)

	$1,065,524	$1,081,214

5.    Product Rights and Related Commitments

On June 29, 2001 the Company and Elan Pharmaceuticals, plc entered into an asset and inventory purchase agreement. Pursuant to the agreement, the Company acquired the product rights to Midrin® and finished goods inventory of $72,000 in exchange for 422,467 shares of common stock valued at $4.0 million ($9.47 per share) and an $11.0 million convertible promissory note bearing interest at 7%. The Company is required to pay a residual royalty on future product sales for 10 years of up to $5.0 million. The royalty is capped at $0.5 million per year except in 2002, when it can go higher. The Company recorded product rights of $15.1 million that are being amortized straight-line over the estimated useful life of 15 years.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 12, 2001 the Company and Hoffmann-La Roche entered into an asset and inventory purchase agreement. Pursuant to the agreement, the Company acquired the exclusive U.S. rights to the Bactrim™ family of antibacterial products and finished goods inventory for $6.0 million. The Company recorded product rights of $5.7 million that are being amortized straight-line over the estimated useful life of 15 years.

On November 15, 2001, the Company acquired all rights in the U.S. and Puerto Rico to prescription pain management products Equagesic® Tablets and Synalgos®-DC Capsules from American Home Products Corporation (now known as Wyeth). The acquisition includes relevant trademarks and the Abbreviated New Drug Application (ANDA) and New Drug Application (NDA) for Equagesic® and Synalgos®DC. The Company paid $17.25 million to acquire the rights, comprised of $7.5 million cash at closing and a $9.75 million three-year note payable in three equal installments of $3.25 million each commencing November 2002. The note does not include interest. The Company imputed interest at 7% and recorded the discounted present value of the note. The Company recorded product rights of $16.1 million that are being amortized straight-line over the estimated useful life of 15 years.

Under terms of the agreement, Wyeth will continue to manufacture and supply the Company with Equagesic® Tablets and Synalgos®-DC Capsules for a period of up to the earlier of two years from closing or transfer of finishing and packaging to the Company or a third party selected and qualified by the Company.

Product rights consist of the following:

	December 31,
Product	2001	2000
Midrin®	$15,115,904	$—
Bactrim™	5,741,802	—
Equagesic® and Synalgos®	16,086,009	—

	36,943,715	—
Accumulated amortization	(738,556)

	$36,205,159	$—

6.    Intangible Assets

Intangible assets and estimated lives consist of the following:

		December 31,
		2001	2000
Trademark	15 years	$1,547,872	$1,535,469
Assembled workforce	10 years	170,000	170,000
Customer list	3 years	580,000	580,000
Non-compete agreements	4 years	280,000	280,000
Goodwill	15 years	1,760,823	1,760,823

		4,338,695	4,326,292
Accumulated amortization		(1,529,606)	(1,059,452)

		$2,809,089	$3,266,840

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The intangible assets resulted primarily from the 1998 acquisition of As We Change. The Company also capitalizes trademark filing costs which are amortized over the estimated economic life of the trademarks, generally 15 years.

7.    Notes Payable

On June 29, 2001, the Company and Elan Pharmaceuticals, plc entered into an asset and inventory purchase agreement for Midrin®. Pursuant to the agreement, the Company issued an $11.0 million convertible promissory note bearing interest at 7% that is compounded semi-annually. Interest is payable quarterly beginning in the second year, and the note is due June 29, 2008 unless converted earlier into common stock. The note is convertible at the option of the holder into common stock based on a conversion price of $11.96 per share, subject to certain adjustments. Accrued interest on the note payable totaled $0.4 million at December 31, 2001.

On November 15, 2001, the Company acquired all rights in the U.S. and Puerto Rico to prescription pain management products Equagesic® Tablets and Synalgos®-DC Capsules from Wyeth . Pursuant to the transaction, the Company issued a $9.75 million note payable that does not bear interest and is payable in three equal installments of $3.25 million each commencing November 2002. The Company imputed interest using a 7% interest rate, recorded a discount of $1.2 million and is amortizing the note discount to interest expense using the interest method. Imputed interest on the note payable totaled $0.1 million at December 31, 2001.

In March 1999, the Company issued $7.5 million of short-term notes and warrants to purchase 60,756 shares of common stock in a private placement. The warrants are exercisable for a period of five years with an exercise price of $9.35. The Company recorded a charge to interest expense of approximately $0.275 million for these warrants which was amortized over the life of the short-term notes. The charge was determined using the Black-Scholes valuation method. In 1999, the Company repaid all principal and interest outstanding.

Scheduled principal payments on the notes payable are as follows at December 31, 2001:

2002	$3,250,000
2003	3,250,000
2004	3,250,000
2005	—
2006	—
Thereafter	11,000,000

20,750,000
Less unamortized note discount	(1,220,973)
Plus accrued interest	465,143

19,994,170
Less current portion	(2,727,596)

$17,266,574

8.    Stockholders’ Equity

Common Stock

In May 1997, the Board of Directors authorized a 5,000 for 1 stock split of the Company’s common stock and changed the par value from $1.00 per share to $.01 per share. In December 1997, the Board of Directors authorized a 1.85965947 for 1 stock split of the Company’s common stock. In June 1998, the Board of Directors

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approved a 3 for 1 stock split of the Company’s common stock. In March 1999, the Board of Directors approved a .61 for 1 stock split of the Company’s common stock. All share amounts in the accompanying consolidated financial statements have been restated to reflect the effects of these changes as if they had occurred as of the inception of the Company on November 1, 1996. Also in March 1999, the Board of Directors authorized a change in the Company’s par value of common stock from $.01 per share to $.001 per share. In 1997, the Company acquired treasury stock from a terminated employee. No gain or loss was recorded with respect to this transaction.

In July 1999, the Company completed its initial public offering of 4,500,000 shares of the Company’s common stock, providing the Company with proceeds, net of underwriting fees and offering expenses, of approximately $44.5 million. All shares of convertible preferred stock outstanding on June 28, 1999 automatically converted into 4,388,329 shares of common stock upon the sale of common stock in the offering. In July 1999, the underwriters exercised in full their over-allotment option, and the Company issued an additional 675,000 shares of common stock providing the Company with net proceeds of approximately $6.9 million.

In June 2001, the Company issued 422,467 shares of our common stock to Elan Corporation, plc in conjunction with our purchase of Midrin®, a prescription headache management product. For purposes of this transaction, the stock was valued at $4 million ($9.47 per share).

In August 2001, the Company sold 3.5 million shares of its common stock at a price of $9.00 per share to various institutional and private investors in a private placement transaction for aggregate net proceeds of $29.2 million. The Company filed a registration statement with respect to the shares in September 2001. The Company also issued warrants to purchase an aggregate of 200,000 shares of common stock at $3.50 per share. The warrants expire on August 8, 2006.

The following common stock is reserved for future issuance at December 31, 2001:

Stock options
Granted and outstanding	1,884,040
Reserved for future grants	168,127
Warrants	461,629
Convertible note payable	919,732

3,433,528

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

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded a $3.4 million charge to equity for the intrinsic value of the beneficial conversion feature related to the February 1999 issuance of Series A Preferred Stock under the guidance of EITF D-60. The $3.4 million charge has been recognized as an increase of the net loss available to common stockholders.

In conjunction with the completion of the Company’s initial public offering on July 1, 1999, the Series A Preferred Stock automatically converted to common stock at a conversion rate of 1.83 shares of common stock for each share of Series A Preferred Stock.

Series B Convertible Preferred Stock

In 1998, the Company issued 398,540 shares of Series B Preferred Stock in conjunction with the acquisition of As We Change and as of December 31, 1998 the Company had an obligation to issue up to 195,460 additional shares of Series B preferred stock. The Company issued these additional shares in 1999 and issued 54,900 shares of Common stock in 2000 relating to the same acquisition.

In conjunction with the completion of the Company’s initial public offering on July 1, 1999, each share of Series B Preferred Stock automatically converted into common stock at the Series B conversion rate of .61 shares of common stock for each share of Series B Preferred Stock.

Stock Options

In March 1998, the Board of Directors approved a Long Term Incentive Plan under which 1,830,000 shares of common stock were reserved for issuance upon exercise of options granted by the Company. In February 1999, the Company’s stockholders approved an increase in the number of shares available in the Long Term Incentive Plan to 2,249,985. In September 2000, the Company’s stockholders approved an increase in the number of shares available in the Long Term Incentive Plan to 2,949,985. The Long Term Incentive Plan provides for the grant of incentive and nonstatutory stock options to employees, directors, and independent consultants of the Company. The exercise price of incentive stock options must be at least equal to the fair market value on the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair market value on the date of grant. The maximum term of all options granted is ten years.

In March 2000, the Board of Directors approved a Non-Qualified Stock Option Plan under which 250,000 shares of common stock were reserved for issuance upon exercise of options granted by the Company to key employees and consultants of the Company.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity is as follows:

	Shares	Weighted average exercise price
Outstanding at December 31, 1998	1,828,016	$.83
Granted	522,187	$6.73
Exercised	(6,556)	$.84
Cancelled	(197,739)	$3.17

Outstanding at December 31, 1999	2,145,908	$2.04
Granted	1,520,226	$1.45
Exercised	(283,048)	$.85
Cancelled	(1,136,884)	$2.71

Outstanding at December 31, 2000	2,246,202	$1.44
Granted	831,439	$6.02
Exercised	(885,574)	$.91
Cancelled	(308,027)	$2.38

Outstanding at December 31, 2001	1,884,040	$3.50

A summary of options outstanding at December 31, 2001 is as follows:

Exercise prices	Options outstanding	Weighted average remaining life in years	Weighted average exercise price	Options exercisable	Weighted average exercise price of options exercisable
$0.29–$0.91	471,862	7.48	$0.81	391,827	$0.81
$0.94–$2.25	506,607	8.59	$1.30	339,382	$1.22
$2.31–$6.95	746,727	9.47	$5.55	46,699	$4.41
$6.96–$13.81	158,844	9.10	$9.00	33,531	$10.82

	1,884,040	8.70	$3.50	811,439	$1.61

Included in the options outstanding at December 31, 2001, 2000 and 1999 are 27,450 options granted under a predecessor plan. No additional options are available to be granted under the predecessor plan.

Adjusted pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the “Minimum Value” method for options pricing. The following assumptions were used for the period from January 1, 1999 through June 30, 1999: risk-free interest rate of 5.25%; dividend yield of 0%; and a weighted-average expected life of the options of five years. The Black-Scholes option pricing model was used for the period from July 1, 1999 (completion of the Company’s initial public offering) through December 31, 1999 with the following assumptions: risk-free interest rate of 5.875%; dividend yield of 0%; volatility factor of 50%; and a weighted- average expected life of the options of five years. The Black-Scholes option pricing model was used for the year ended December 31, 2000 with the following assumptions: risk-free interest rate of 5.875%; dividend yield of 0%; volatility factor of 50%; and a weighted-average expected life of the options of five years. The Black-Scholes option pricing model was also used for the year ended December 31, 2001 with the following

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumptions: risk-free interest rate of 4.5%, dividend yield of 0%; volatility factor of 50%; and a weighted-average expected life of the options of five years.

For purposes of the adjusted pro forma disclosures, the estimated fair value of the options are amortized to expense over the vesting period. The weighted-average fair value of options granted during 2001, 2000 and 1999 was $2.99, $0.66, and $4.74, respectively. The Company’s adjusted pro forma information is as follows:

	Year ended December 31,
	2001	2000	1999
Adjusted pro forma net loss	$(4,178,637)	$(22,893,463)	$(33,514,695)
Adjusted pro forma net loss per share	$(0.21)	$(1.31)	$(2.67)

Deferred Compensation

The Company records deferred compensation for the difference between the exercise price of stock options granted and the deemed fair value for financial statement presentation purposes of the Company’s common stock at the date of grant. The deferred compensation is amortized over the vesting period of the related options, which is generally four years. The Company recorded no deferred compensation during the year ended December 31, 2001, and recorded deferred compensation during the years ended December 31, 2000 and 1999 of $0.1 million and $1.6 million, respectively. The Company recorded related amortization expense of $0.1 million, $0.5 million and $1.2 million in 2001, 2000 and 1999, respectively.

9.    Write-down of Assets, Restructuring and Other Charges

The Company recorded restructuring charges of $0.7 million during the second quarter of 2000 in accordance with EIFT 94-3: “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The objective of the restructuring was to increase effectiveness and efficiency by restructuring the Company into three operating divisions. There are now two operating divisions. No cost is associated with phasing out one of the divisions. The charges include costs pertaining to the termination or resignation of approximately 65 management and sales employees ($0.7 million) and other estimated costs ($40,000). No additional charges were incurred subsequent to the second quarter 2000, and all payments relating to the restructuring were made as of December 31, 2000.

In the third quarter 1999, the Company recognized a write-down of assets and other charges amounting to $1.6 million consisting primarily of inventory write-downs and other costs associated with the closure of the Company’s pharmacy operations and the Company’s decision to discontinue certain consumer product activities.

10.    Co-Promotion Agreement

Effective March 1, 1999, the Company obtained the right to co-promote the cholesterol-lowering drug Pravachol® to OB/GYNs, primary care physicians designated as OB/GYNs by Bristol-Myers Squibb, and nurse practitioners and physician’s assistants associated with OB/GYN practices pursuant to a co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group. The term of the contract was for a period of three years from March 1, 1999 through March 31, 2002. Bristol-Myers Squibb and the Company terminated the agreement effective March 31, 2001.

Under the agreement, Bristol-Myers Squibb agreed to pay specified costs associated with product samples and physician education. In addition, as compensation for services rendered, the Company received a percentage

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of net sales in excess of a baseline as set forth in the agreement. Revenues recorded under the agreement in 2001, 2000 and 1999 are not significant.

11.    Distribution and License Agreement

On July 19, 1999, the Company entered into a distribution and license agreement with Laboratoires Fournier S.A. under which the Company has the exclusive right to market, use, distribute and sell the Esclim™ estradiol transdermal system. The agreement originally required the Company to pay Fournier a maximum, non-refundable license fee of up to $1.45 million for the rights. The original payment timing was extended by mutual agreement between the parties. As of December 31, 2001, the Company capitalized payments made under the agreement of $1.1 million. The remaining $0.35 million is not due under terms of the agreement. The Company is also required to pay Fournier a royalty, which includes manufacturing costs, based upon the net sales of the product. The agreement runs seven years from the date of the first commercial sale of the product, which occurred on November 16, 1999.

12.    Related Party Agreements and Transactions

Ortho-Est® Tablets

In July 1998, the Company signed an exclusive distribution agreement with Ortho-McNeil Pharmaceutical, Inc. (“Ortho”) a subsidiary of Johnson & Johnson, a principal stockholder of the Company, and this agreement was terminated September 30, 2000. Under the original agreement, the Company would market and distribute Ortho-Est® Tablets, an oral estrogen product used for hormone replenishment therapy (HRT), throughout the U.S. and Puerto Rico. The original agreement was for a period of ten years with annual renewals available after that period. The original agreement provided for the Company to make both fixed and contingent payments to Ortho for product purchased. In addition, the Company was required to make monthly adjustment payments to Ortho based on progress toward projected annual purchases.

During 2001, 2000 and 1999, $1.3 million, $5.3 million and $7.5 million was charged to cost of sales and $0.4 million, $0.2 million and $0.5 million was charged to marketing and sales for professional samples in the accompanying Statement of Operations for products purchased from Ortho. The original agreement required minimum payments of $5.4 million, $4.3 million, $4.2 million, $4.0 million, and $3.9 million during 2000, 2001, 2002, 2003 and 2004, respectively, and $11.6 million thereafter. Ortho had the right to terminate the original agreement on one year’s notice so long as Ortho provided the Company with a one-year supply of product and used reasonable commercial efforts to transfer to the Company the manufacturing and distribution rights to the product or upon other specific events.

In September 2000, the Company and Ortho entered into a new agreement that terminated the original agreement, reduced the minimum payment for 2000 from $5.4 million to $4.7 million, eliminated all future minimum payments totaling $28.0 million, and transferred all of Ortho’s right, title, and interest in Ortho-Est® Tablets to the Company effective January 1, 2001. The new agreement provides for the Company to purchase Ortho-Est® Tablets at Ortho’s fully burdened manufacturing costs through April 2002, by which time the Company must locate another source of supply or the purchase price will escalate to a minimum of 30% of the Company’s sales of Ortho-Est® Tablets. The Company has reached an oral agreement with Ortho to limit the increase to 30% of fully burdened cost.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ortho Tri-Cylen®

On May 27, 1999, the Company entered into a co-promotion agreement with Ortho, pursuant to which the Company agreed to co-promote Ortho Tri-Cylen®, a leading oral contraceptive, and Ortho-Prefest®, a new oral combination hormonal replacement therapy (HRT) product, which received approval by the FDA in October 1999. Pursuant to an amendment effective as of March 31, 2000 to the co-promotion agreement, Women First discontinued the co-promotion of Ortho Tri-Cyclen® and received a payment of $1.5 million, recorded in related party revenue, as compensation for previous co-promotion activities. The amendment included a non-compete clause for which Ortho paid the Company $0.5 million, which was amortized as other income ratably over the term of the non-compete agreement that expired on March 31, 2001. The Company had no write-offs related to the discontinued product and did not recognize revenue under the original agreement in 1999.

Ortho-Prefest®

Under the amendment to the co-promotion agreement discussed above, the Company continued to co-promote Ortho-Prefest® with the Company’s compensation based on certain net sales of the product as set forth in the agreement. Effective September 30, 2000, Ortho and the Company entered into a new co-promotion agreement for Ortho-Prefest® that terminated the original agreement and amendment thereto. The new co-promotion agreement provided specific compensation for the Company for co-promoting Ortho-Prefest® through December 31, 2000, at which time the new agreement terminated. The Company recorded related party revenue of $7.0 million in 2000 as a result of the new agreement. The Company did not recognize revenue under the original agreement in 1999.

In September 1999, in accordance with the Company’s co-promotion agreement with Ortho, Ortho and the Company entered into a contract whereby the Company managed the development of educational programs related to hormonal management. The new co-promotion agreement for Ortho-Prefest® amended the contract to change the scope of the original contract and provided for a new education program. The Company recognized $3.8 million and $2.3 million of revenue for work completed under the contract during 2000 and 1999, respectively. All revenues and expenses related to education programs were recognized in 2000.

13.    Segment and Significant Customer Disclosures

The Company currently operates in two segments: (i) Pharmaceutical, which markets and sells Ortho-Est Tablets®, Esclim™ and other pharmaceutical products and; (ii) Consumer, which markets and sells self-care products. Trialogue, a division established at the time of the Company’s restructuring in June 2000 has been phased out. In 2000 and 1999, Trialogue received educational grants from pharmaceutical companies to fund the development of educational programs with independent providers of continuing education programs. The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately because they perform different services utilizing different and distinct operations.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information as to the segment operations is set forth below based on the nature of the products and services offered. The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income or loss, defined as income or loss before other income/expense. Operating income or loss by segment does not include corporate overhead allocations. Transactions between segments are not significant. Each segment generates revenues primarily in the United States, and revenue from foreign sources is not significant. The Pharmaceutical and Trialogue divisions had significant transactions with a related party in 2000 and 1999 as discussed in Note 12. The Company does not evaluate segment performance or allocate resources based on a segment’s assets; therefore, assets are not reported by segment. The accounting policies of the business segments are the same as those described in the summary of accounting policies (note 1).

	Year ended December 31, 2001
	Pharmaceutical	Consumer	Trialogue	Corporate	Consolidated
	(dollars in thousands)
Net revenue	$21,019	$7,344	$—	$—	$28,363
Related party revenue	44	—	—	—	44

Total revenue	21,063	7,344	—	—	28,407

Cost of sales	5,024	3,215	—	—	8,239
Operating expenses	12,961	4,511	258	6,386	24,116

Operating income (loss)	3,078	(382)	(258)	(6,386)	(3,948)
Interest and other income, net	—	—	—	507	507

Net income (loss)	$3,078	$(382)	$(258)	$(5,879)	$(3,441)

	Year ended December 31, 2000
	Pharmaceutical	Consumer	Trialogue	Corporate	Consolidated
	(dollars in thousands)
Net revenue	$5,732	$8,539	$477	$—	$14,748
Related party revenue	8,488	—	3,849	—	12,337

Total revenue	14,220	8,539	4,326	—	27,085
Cost of goods	6,439	4,089	—	—	10,528
Operating expenses	22,421	6,377	4,789	6,994	40,581

Operating loss	(14,640)	(1,927)	(463)	(6,994)	(24,024)
Interest and other income, net	—	—	—	1,458	1,458

Net loss	$(14,640)	$(1,927)	$(463)	$(5,536)	$(22,566)

	Year ended December 31, 1999
	Pharmaceutical	Consumer	Trialogue	Corporate	Consolidated
	(dollars in thousands)
Net revenue	$12,509	$6,843	$800	$—	$20,152
Related party revenue	—	—	2,350	—	2,350

Total revenue	12,509	6,843	3,150	—	22,502
Cost of goods	9,381	2,946	—	—	12,327
Operating expenses	19,121	5,167	6,828	9,839	40,955

Operating loss	(15,993)	(1,270)	(3,678)	(9,839)	(30,780)
Interest and other income, net	—	—	—	645	645
Accretion of preferred stock	—	—	—	(3,362)	(3,362)

Net loss	$(15,993)	$(1,270)	$(3,678)	$(12,556)	$(33,497)

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales to one customer represented 32.0%, 4.3% and 2.4% respectively of total revenue for the years ended December 31, 2001, 2000 and 1999.

14.    Commitments

Leases

The Company leases office space, automobiles and equipment under operating leases. Lease expense was $0.7 million, $0.7 million and $0.7 million under these leases in 2001, 2000 and 1999, respectively. The Company has provided a $100,000 letter of credit to secure its obligations under its office lease.

Minimum future annual obligations for operating leases for years ending after December 31, 2001 are as follows:

2002	$ 719,000
2003	523,000
2004	282,000
2005	218,000
2006	55,000
Thereafter	—

$1,797,000

15.    Income Taxes

At December 31, 2001, the Company has federal and state tax net operating loss carryforwards of approximately $65.0 million and $57.5 million, respectively. The federal tax loss carryforwards will begin to expire in 2019, unless previously utilized. The state tax loss will begin to expire in 2007, unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of approximately $160,000 and $96,000 respectively, which will begin to expire in 2020, unless previously utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. However, the Company does not believe such limitations will have a material impact upon the utilization of these carryforwards.

Significant components of the Company’s deferred tax assets as of December 31, 2001 and 2000 are shown below. Valuation allowances of $27.4 million and $23.5 million have been recognized as of December 31, 2001 and 2000, respectively, as realization of such assets is uncertain.

	December 31,
	2001	2000
Deferred income tax assets Net operating losses	$26,069,000	$22,689,000
Research & development credits	222,000	241,000
Other, net	1,135,000	779,000

Total deferred tax assets	27,426,000	23,709,000
Deferred tax liabilities	(1,000)	(228,000)
Valuation allowance	(27,425,000)	(23,481,000)

Net deferred tax assets	$—	$—

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Contingencies

The Company was the defendant in a case brought by Common Cause, Inc. alleging that the Company was violating California’s Proposition 65 (also known as the Safe Drinking Water and Toxic Enforcement Act) by selling a product called Nugest 900 through our As We Change® catalog. Progesterone, a chemical known to California to cause cancer, is a key ingredient in Nugest 900, a topical cream-gel. The case was settled in 2001 at no expense to the Company.