Form 10-Q
period 2002-03-31
WOMEN FIRST HEALTHCARE INC
filed 2002-05-13
CIK 1081004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

As of April 30, 2002, 22,874,758 shares of common stock, par value $.001 per share, were outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements. To the extent statements in this Quarterly Report involve, without limitation, our expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” The forward-looking statements contained in this Quarterly Report are subject to various risks and uncertainties, including those identified in Item 5 below under the heading “Factors that May Affect Future Performance” and other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date hereof.

i

WOMEN FIRST HEALTHCARE, INC.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WOMEN FIRST HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,331,106	$19,377,548
Accounts receivable, net	5,834,427	7,666,212
Inventory	1,719,698	1,421,954
Prepaid expenses and other current assets	1,765,108	986,226

Total current assets	27,650,339	29,451,940
Property and equipment, net	1,041,185	1,065,524
Product rights, net	35,590,062	36,205,159
Intangible assets, net	2,767,082	2,809,089
Restricted cash	100,000	100,000
Other assets	2,634,703	1,406,291

Total assets	$69,783,371	$71,038,003

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,470,083	$2,138,622
Payable to related party	254,062	419,316
Accrued salaries and employee benefits	534,446	646,533
Accrued payroll taxes	69,041	1,350,168
Other accrued liabilities	695,708	768,801
Notes and accrued interest payable	2,876,852	2,727,596

Total current liabilities	5,900,192	8,051,036
Note and accrued interest payable	17,463,623	17,266,574

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized	—	—
Common stock, $.001 par value; 40,000,000 shares authorized; 23,137,045 and 22,833,310 shares issued and outstanding, respectively	22,804	22,493
Treasury stock	(99,660)	(99,660)
Additional paid-in capital	115,204,950	114,770,771
Deferred compensation	(65,056)	(86,741)
Accumulated deficit	(68,643,482)	(68,886,470)

Total stockholders’ equity	46,419,556	45,720,393

Total liabilities and stockholders’ equity	$69,783,371	$71,038,003

See accompanying notes.

WOMEN FIRST HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2002	2001
Net product revenue	$9,463,671	$7,064,423
Net service revenue from related party	—	43,843

Total net revenues	9,463,671	7,108,266
Costs and expenses:
Cost of sales (including purchases from a related party of $253,735 and $297,088, respectively)	2,745,983	2,457,691
Marketing and sales	4,676,231	4,236,069
General and administrative	1,351,927	1,602,470
Regulatory, research and development	122,962	124,187

Total costs and expenses	8,897,103	8,420,417

Income (loss) from operations	566,568	(1,312,151)
Interest and other income	22,725	355,417
Interest expense	(346,305)	—

Net income (loss)	$242,988	$(956,734)

Net income (loss) per share (basic and diluted)	$0.01	$(0.05)

Weighted average shares used in computing net income (loss) per share:
Basic	22,637,354	17,610,439

Diluted	23,972,791	17,610,439

See accompanying notes.

WOMEN FIRST HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2002	2001
Operating activities:
Net income (loss)	$242,988	$(956,734)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	201,590	296,398
Amortization of product rights	615,097	—
Amortization of deferred compensation	21,685	28,960
Interest accrual on notes payable	346,305	—
Changes in operating assets and liabilities	(1,544,827)	259,137

Net cash used in operating activities	(117,162)	(372,239)
Investing activities:
Additions to notes receivable	(450,000)	—
Acquisition of manufacturing rights	(737,960)	—
Additions to property and equipment and other	(175,696)	(46,049)

Net cash used in investing activities	(1,363,656)	(46,049)
Financing activities:
Issuance of common stock	434,376	81,077

Net cash provided by financing activities	434,376	81,077

Net decrease in cash and cash equivalents	(1,046,442)	(337,211)
Cash and cash equivalents at beginning of the period	19,377,548	9,507,865

Cash and cash equivalents at end of the period	$18,331,106	$9,170,654

See accompanying notes.

WOMEN FIRST HEALTHCARE, INC.

Notes to Consolidated Financial Statements

March 31, 2002
(Unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Women First HealthCare, Inc. (the “Company” or “Women First”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, the Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based on factors such as passage of title, installation, payments and customer acceptance. The Company records sales for its pharmaceutical and self-care products at time of shipment. The Company provides for returns at the time of sale based on estimated merchandise returns. Other adjustments to its pharmaceutical product sales are made for estimated wholesaler chargebacks, Medicaid-sponsored payor allowance discounts and early payment discounts.

Comprehensive Income

For the periods presented in the accompanying financial statements, the Company has no items for which comprehensive income (loss) would materially differ from the reported net income (loss).

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Fully diluted net income per share includes common stock equivalent shares, comprised of shares of common stock issuable upon the exercise of stock options, warrants and conversion of a note payable, if dilutive. There are 3.1 million potentially dilutive common shares at March 31, 2002. Common stock equivalents are not included in the calculation of fully diluted net loss per share, as this would reduce the net loss per share.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” and we adopted it effective January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. We have not yet determined the effect of the impairment review on the earnings or the financial position of the Company. During the second quarter of 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets to determine if a transition impairment charge should be recognized under SFAS 142. We will thereafter at least annually test for impairment. Such tests may result in a determination that these assets have been impaired. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken.

Upon adoption of SFAS 142, we stopped amortizing goodwill and certain other intangibles resulting from acquisitions prior to July 1, 2001. This reduced annual amortization expense by approximately $136,000.

2.    Inventory

Inventory consists of the following components:

	March 31, 2002	December 31, 2001
Pharmaceutical products	$1,159,814	$899,316
Self-care products	559,884	522,638

Total inventory	$1,719,698	$1,421,954

3.    Segment and Significant Customer Disclosures

Information as to the segment operations is set forth below based on the nature of the products and services offered. The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income or loss, defined as income or loss before other income/expense. Operating income or loss by segment does not include corporate overhead allocations. Transactions between segments are not significant. Each segment generates revenues primarily in the United States, and revenue from foreign sources is not significant. The Company does not evaluate

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

segment performance or allocate resources based on a segment’s assets; therefore, assets are not reported by segment. Included under corporate marketing and sales expense shown below for the three months ended March 31, 2001 is $110,000 relating to Trialogue TM, a segment which the Company has phased out.

	Three months ended March 31, 2002
	Consolidated	Pharmaceutical	Consumer	Corporate
	(000)
Net product revenues	$9,464	$7,434	$2,030	$—

Cost of sales	2,746	1,923	823	—
Marketing and sales	4,676	3,716	960	—
General and administrative	1,352	—	207	1,145
Regulatory, research and development	123	123	—	—

Total costs and expenses	8,897	5,762	1,990	1,145

Income (loss) from operations	567	1,672	40	(1,145)
Interest and other income	22	—	—	22
Interest expense	(346)	(346)	—	—

Net income (loss)	$243	$1,326	$40	$(1,123)

	Three months ended March 31, 2001

	Consolidated	Pharmaceutical	Consumer	Corporate
	(000)
Net product revenue	$7,064	$5,029	$2,035	$—
Net related party service revenue	44	44	—	—

Total net revenues	7,108	5,073	2,035	—

Cost of sales	2,458	1,482	976	—
Marketing and sales	4,236	3,115	1,011	110
General and administrative	1,602	—	295	1,307
Regulatory, research and development	124	124	—	—

Total costs and expenses	8,420	4,721	2,282	1,417

Income (loss) from operations	(1,312)	352	(247)	(1,417)
Interest and other income	355	—	—	355

Net income (loss)	$(957)	$352	$(247)	$(1,062)

Sales to one customer represented 34% and 27% of net product revenue in the pharmaceutical division during the three-month periods ended March 31, 2002 and 2001, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below in “Item 5: Other Information—Factors That May Affect Future Performance” as well as those discussed in “Item 1: Business—Risks and Uncertainties” in our Annual Report on Form 10-K for the year ended December 31, 2001. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date hereof.

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

The pharmaceutical products we offer include the following:

•	Ortho-Est® Tablets, an oral estrogen product that we acquired from Ortho-McNeil Pharmaceutical effective January 1, 2001,

•
Esclim™, an estrogen patch system for which we have the exclusive right (subject to exceptions) to market, use, distribute and sell in various dosages in the United States and Puerto Rico pursuant to a distribution and license agreement with Laboratoires Fournier S.A.,

•	Midrin®, a prescription headache management product for which we acquired exclusive U.S. rights and title from Elan Pharma International Ltd. and Elan Corporation plc in June 2001,

•	Bactrim™, an antibacterial product line used primarily in the treatment of certain urinary tract infections for which we acquired exclusive U.S. rights from Hoffman-LaRoche in October 2001,

•	Equagesic® Tablets, a pain management product for which we acquired all rights in the U.S. and Puerto Rico from American Home Products Corporation (now known as Wyeth) in November 2001, and

•	Synalgos®-DC Capsules, a pain management product for which we acquired all rights in the U.S. and Puerto Rico from Wyeth in November 2001.

Results	of Operations

Net revenue.    For the three months ended March 31, 2002, total net revenue increased $2.4 million to $9.5 million from $7.1 million in the prior year period. Revenue in the current period was derived from the pharmaceutical division ($7.4 million or 78.6% of total net revenue) and consumer business ($2.0 million or 21.4% of total net revenue). In last year’s first quarter, the pharmaceutical division contributed revenue of $5.1 million (71.4%) and consumer business contributed $2.0 million (28.6%).

Cost of sales.    Cost of sales, which is primarily comprised of amounts we pay to suppliers for product and amortization of product rights, increased by $0.3 million to $2.7 million in the three-month period ended March 31, 2002 from $2.5 million in the year earlier period. The gross margin improved to 71.0% in the current quarter from 65.4% in the prior year’s period, even after including $0.6 million in product rights amortization this year. There were no product amortization charges in the prior period.

Operating expenses.    Marketing and sales expenses, general and administrative expenses, and regulatory, research and development expenses (collectively “operating expenses”) increased $0.2 million (3.2%) to $6.2 million in the three-month period ended March 31, 2002 from $6.0 million in the year earlier period.

Income (loss) from operations.    Income from operations in the three-month period ended March 31, 2002 was $0.6 million, an improvement of $1.9 million from the prior year period’s loss of $1.3 million. The improvement is attributable to increased sales in the pharmaceutical division and an improvement in the gross margin in both segments, partially offset by moderate growth in operating expenses.

Interest and other income.    In the three-month period ended March 31, 2002, interest and other income was $23,000 and consists entirely of interest income on our cash balances. In the prior year period, this amount was $0.4 million, consisting of interest income on cash balances plus amortization of a non-compete provision related to a cancelled co-promotion agreement.

Interest expense.    The interest expense of $0.3 million for the three-month period ended March 31, 2002 was comprised of interest on the $11 million convertible secured promissory note we issued to Elan Pharma International Ltd. in June 2001 plus imputed interest on the $9.75 million note we issued to Wyeth in November 2001. There was no interest expense in the comparable prior year period

Business Segments

We currently operate in two segments: (i) the pharmaceutical division, which is responsible for marketing and sales of prescription products and (ii) the consumer division, which is responsible for marketing and sales of self-care products. Each segment is a strategic business unit that offers different products and services. They are each managed separately because they perform different services utilizing different and distinct operations. Trialogue ™, the corporate marketing division, was phased out in 2001.

Pharmaceutical Division

The Pharmaceutical Division reported revenues of $7.4 million in the first quarter 2002, an increase of $2.4 million or 46.5% from last year’s first quarter. The increase was because we only offered two products in the first quarter of 2001 compared to six products in 2002. Revenues in 2002 were comprised of product sales of Ortho-Est® Tablets, Esclim™, Midrin®, Bactrim™, Equagesic® and Synalgos®. In the prior year’s first quarter, product sales were for Ortho-Est® Tablets and Esclim™.

Our gross margin increased to 74.1% in the first quarter of 2002 from 70.8% in the prior year period. This improvement is primarily attributable to a different mix of product sales and better margins on ORTHO-EST® Tablets, which in the prior year’s period were charged with the minimum payments associated with the distribution agreement. Offsetting the improvement is a charge of $0.6 million included in this year’s cost of sales for the amortization of product rights with respect to Bactrim™, Equagesic®, Synalgos® and Midrin®. There were no product rights being amortized in the comparable prior period.

Operating expenses in the first quarter 2002, exclusive of cost of sales, were $3.8 million, an increase of $0.6 million (18.5%) from $3.2 million in the prior year period. The increase reflects higher spending in support of Esclim™ for additional sales force added in late 2001 and marketing programs primarily to support Esclim™.

As a result of factors discussed above, the Pharmaceutical Division recorded a profit of $1.3 million in the first quarter 2002 compared to a profit of $0.4 million in the first quarter 2001.

Consumer Division

The Consumer Division reported revenues of $2.0 million in the first quarter 2002, virtually unchanged from last year’s first quarter. The number of catalogs mailed was the same at 1.3 million in both periods.

The gross margin increased to 59.5% in the first quarter 2002 from 52.0% in the year earlier period as a result of improved margins on products sold, lower returns, smaller discounts, and increased margins on shipping and handling.

Operating expenses, exclusive of cost of sales, declined $0.1 million in the first quarter of 2002 to $1.2 million from $1.3 million in the prior year period. The decline was the result of the reduction in amortization of goodwill required by SFAS 142 and efforts by management to control costs.

As a result of the above, the Consumer Division reported a profit of $40,000 for the first quarter 2002 compared to a loss of $0.2 million in the first quarter 2001.

Corporate

Corporate operating expenses were $1.1 million in the first quarter 2002, a decrease of $0.2 million from the prior year period. The decrease was primarily due to lower costs associated with employee benefits.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those relating to revenue recognition. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Reserve for returns, chargebacks and discounts and allowance for doubtful accounts

Our ability to collect outstanding receivables from third-party payers is critical to our operating performance and cash flows. As of March 31, 2002, the reserve for product returns, chargebacks and discounts is 28.5% of the total amount of receivables. We determined this valuation based on an analysis of product shipments, new and total prescription trends, and the amount of product in the distribution channel. Every quarter we analyze this reserve and make adjustments based on actual returns, chargebacks, discounts and product distribution sell-through. The allowance for doubtful accounts at March 31, 2002 is 1.1% of the total receivable and is established by reviewing the accounts receivable aging on an individual customer basis. Based on this review, the allowance is established and adjusted quarterly as necessary.

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

Factors Affecting Results of Operations

We earned a profit of $0.2 million for the three months ended March 31, 2002. We incurred losses of $3.4 million, $22.6 million, $33.5 million and $9.4 million in the years ended December 31, 2001, 2000, 1999 and 1998 respectively. 2001 marked the first complete year of operations under our new management and the new strategic direction of owning and licensing pharmaceutical products as opposed to co-promoting them. While we have realigned our expense structure with expected revenues, many of our expenses are fixed, especially in the short term, and our revenues are variable. Because of this, our results of operations have varied during our short operating history and we expect that they will continue to fluctuate, perhaps significantly, in the future. In addition, other factors may cause fluctuations in our revenues and results of operations in the future, including the following:

•	the success or failure of our sales force in distributing our current product line and changes in market acceptance of those products,

•	excessive and unexpected generic competition to the products we offer,

•	manufacturing problems that limit our ability to acquire salable product on time and at reasonable terms,

•	our ability to acquire new products,

•	our success or failure in having Ortho-Est® manufactured under our third party supply agreement,

•	our ability to grow sales of Midrin®, a product we acquired in June 2001,

•	our ability to grow sales of Bactrim™, a product we acquired in October 2001,

•	our ability to grow sales of Equagesic® and Synalgos®, products we acquired in November 2001,

•	legislative changes that affect our products and the way we market them and our ability to comply with new or existing regulations,

•	the amount and timing of expenditures for the expansion of our operations,

•	competitive products and/or companies that target our market niche and are successful in reaching our market,

•	changes in the competitive environment that could cause us to change our pricing or marketing strategy, and

•	changes in the economic and market environment generally or in the health care industry.

To the extent our revenues do not cover our expenses, we may be unable to reduce spending commitments in a timely manner to compensate for any unexpected revenue shortfall and may experience significant unanticipated losses. As a result of these factors, our operating results in one or more future periods may fail to meet the expectations of investors.

Liquidity and Capital Resources

At March 31, 2002, our working capital was $21.8 million compared to $21.4 million at December 31, 2001. Cash and cash equivalents were $18.3 million at March 31, 2002 compared to $19.4 million at December 31, 2001.

In our short history, we have had two primary sources of liquidity—revenues from product sales and educational grants and proceeds from private placements of our equity securities and our initial public offering of common stock. We have generated $92.3 million in revenues since our inception and raised $109.2 million from equity offerings.

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

Net cash used in operating activities was $0.1 million for the three months ended March 31, 2002. Net cash used in investing activities was $1.4 million for the same period. Investing activities consisted primarily of payments made to transfer product manufacturing and $0.5 million of loans made to officers of Women First. Net cash provided by financing activities was $0.4 million for the same period and consists of proceeds from the exercise of stock options.

We believe that based on our current performance and future plans, our existing cash balances will be sufficient to fund our operations, make planned capital expenditures and meet our debt service commitments for the foreseeable future, but we may need additional capital to acquire prescription products or companies. If cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain credit facilities. We currently do not have any lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We may not be able to raise any such capital, if needed, on terms acceptable to Women First or at all. The extent of our needs for additional liquidity will depend on our future operating performance, which is itself dependent on a number of factors, many of which we cannot control, including prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting our business and operations.

The following table highlights our contractual and commercial obligations and when they are due:

Payments Due by Period

Contractual Obligations	Total	2002	2003-2004	2005-2006	After 2006
Long term debt	$17,500,000		$6,500,000		$11,000,000
Short term debt	3,250,000	$3,250,000
Operating lease obligations	1,797,000	719,000	1,023,000	$55,000

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our distribution and license agreement with Laboratoires Fournier S.A. requires us to pay for the purchase of the Esclim™ estradiol transdermal product in euros. As a result, our operating results for this product are exposed to changes in exchange rates between the U.S. dollar and the European euro. We do not believe that this exposure is material.

PART II — OTHER INFORMATION

ITEM 1	LEGAL PROCEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Factors that May Affect Future Performance

The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see “Item 1: Business—Risks and Uncertainties” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

We have been in business a short time and have experienced significant losses since our inception. If midlife women don’t use and their clinicians don’t prescribe the products we offer, we will experience losses in the future.

We are an early stage company with a history of losses. We have incurred significant losses since we were founded in November 1996, accumulating a deficit of $68.6 million through March 31, 2002. Although we were profitable in the fourth quarter 2001 and the first quarter of 2002, we may not be able to achieve profitability on an annual basis or to sustain profitability on a quarterly basis in the future. Early stage companies such as ours frequently encounter problems, delays and expenses. These include, but are not limited to, unanticipated problems and additional costs related to marketing, competition, manufacturing and product acquisitions and development. These problems may be beyond our control, and in any event, could adversely affect our results of operations.

Esclim™, our lead product, may not achieve wide market acceptance. Products we have acquired, such as Midrin®, Bactrim™, Equagesic® and Synalgos® that were previously marketed by the party from whom we purchased them, and those we may acquire in the future if any, likewise may not maintain or reachieve wide market acceptance. The market acceptance of these products will depend on, among other factors:

•	their advantages over existing competing products,

•	their perceived efficacy and safety,

•	the extent to which they are substituted generically by the pharmacy,

•	the actual or perceived side effect profile of our products, and

•	the reimbursement policies of the government and third-party payors.

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

We plan to obtain rights to additional products through license or acquisition agreements to expand our business beyond its current size. Our failure to obtain rights to market products or to acquire products on acceptable terms or to integrate these products into our organization may limit our growth opportunities if our current sales do not grow as anticipated. We may not be able to identify appropriate licensing or acquisition candidates in the future. Even if we identify an appropriate candidate, competition for it may be intense. We may not be able to successfully negotiate the terms of a license or acquisition agreement on commercially acceptable terms. The negotiation of agreements to obtain rights to additional products could divert our management’s time and resources from our existing business. Moreover, we may be unable to finance an acquisition or integrate a new product or company into our existing business. If we use shares of our common stock as consideration for one or more significant acquisitions, our stockholders could suffer significant dilution of their ownership interests.

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

Our quarterly operating results may fail to meet or exceed the expectations of securities analysts or investors because of a number of factors, including the following:

•	changes in the acceptance or availability of the products we offer,

•	the timing of new product offerings, acquisitions or other significant events by us or our competitors,

•	regulatory approvals and legislative changes affecting the products we offer or those of our competitors,

•	the productivity of our sales force, and

•	general economic and market conditions and conditions specific to the health care industry.

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

The pharmaceutical products we offer face significant competition. Ortho-Est® Tablets compete in the estrogen replenishment therapy (“ERT”) market, a market dominated by Premarin™, a product manufactured by Wyeth-Ayerst Laboratories, Inc., a division of Wyeth. The Esclim™ estradiol transdermal system competes in the ERT market against products made by Berlex Laboratories, Watson Laboratories, Inc., Novogyne Pharmaceuticals and Novartis Pharmaceutical. The ERT products we market also compete with combination estrogen/progestin hormonal replenishment therapy (“HRT”) products marketed by Wyeth, Parke-Davis, a division of Pfizer, Solvay Pharmaceuticals, Inc., Barr Laboratories, Inc., Pharmacia Corporation and others, as well as generic HRT products. Esclim™ is not available generically but there is a generic patch available. Orhto-Est® Tablets do have generic competition. The ERT products we market also compete with non-hormonal replenishment therapy products marketed by Merck & Co., Inc. and Eli Lilly & Company. Each of these competitors has substantially greater marketing, sales and financial resources than we do. In addition to our industry competitors, we compete against the non-use of HRT by women caused by fears of cancer and heart disease.

Midrin® competes against a class of drugs called triptans as well as against generic competitors. Triptans are manufactured by several companies including—GlaxoSmithKline (Imitrex®), Merck & Co.

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

Because we depend on a small number of customers for a significant portion of our revenues, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce our revenues.

Historically, a limited number of customers has accounted for a significant portion of our total revenues. For the three months ended March 31, 2002, one customer accounted for 34% of our net product revenue. We have no long-term commitments from this customer or any other customer to purchase product from us. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our revenues.

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

We incurred debt obligations of $20.75 million to finance the acquisitions of Midrin®, Equagesic® and Synalgos™. We issued a convertible debt security of $11 million to Elan to acquire Midrin®. The note bears interest at 7% and the interest accretes to the principal of the note for the first two years. Beginning in the third quarter 2003, we are required to make quarterly interest payments in cash. We issued a promissory note for $9.75 million to Wyeth for Equagesic® and Synalgos®. The note requires us to make three equal annual cash payments of $3.25 million beginning in November 2002. If we fail to service the debt as required, we may be declared in default and lose our rights to these three products.

The adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002 could adversely affect our future results of operations and financial position.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. As of March 31, 2002, we had goodwill and intangible assets valued at approximately $1.5 million. During the second quarter of 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets to determine if a transition impairment charge should be recognized under SFAS 142. We will thereafter at least annually test for impairment. Such tests may result in a determination that these assets have been impaired. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

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

As of April 30, 2002, Edward F. Calesa and his family members jointly beneficially owned approximately 33.1% of our common stock. Johnson & Johnson Development Corporation (“JJDC”), a subsidiary of Johnson & Johnson, beneficially owns approximately 7.7% of our common stock. Our present directors, executive officers and JJDC as a group beneficially own approximately 39.0% of the outstanding common stock. Accordingly, if all or certain of such stockholders were to act together, they would be able to exercise significant influence over or control the election of our Board of Directors, the management and policies of Women First and the outcome of certain corporate transactions or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

10.1	Manufacturing and Supply Agreement between Mutual Pharmaceutical Company, Inc. and Women First HealthCare, Inc. made on January 24, 2002.*

10.2	Promisory Note Dated February 26, 2002 between Women First HealthCare, Inc. and Saundra Childs

10.3	Promisory Note Dated February 26, 2002 between Women First HealthCare, Inc. and Charles M. Caporale

*	Women First has requested confidential treatment with respect to portions of this exhibit.

The Company did not file any reports on Form 8-K during the three moths ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Women First HealthCare, Inc.

Date: May 10, 2002	By:	/s/ EDWARD F. CALESA
Edward F. Calesa President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2002	By:	/s/ CHARLES M. CAPORALE
Charles M. Caporale Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)