Form 10-Q
period 2002-06-30
WOMEN FIRST HEALTHCARE INC
filed 2002-08-13
CIK 1081004

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

As of July 31, 2002, 22,940,133 shares of common stock, par value $.001 per share, were outstanding.

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

i

WOMEN FIRST HEALTHCARE, INC.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Women First HealthCare, Inc.
Consolidated Balance Sheets
(in thousands)

	June 30, 2002	December 31, 2001

	Unaudited
Assets
Current assets:
Cash and cash equivalents	$15,431	$19,378
Accounts receivable, net	9,689	7,666
Inventory	4,413	1,422
Prepaid expenses and other current assets	1,570	986

Total current assets	31,103	29,452
Property and equipment, net	1,015	1,066
Product rights, net	77,424	36,205
Intangible assets, net	2,780	2,809
Restricted cash	100	100
Deferred financing expenses	1,679	—
Other assets, net	3,678	1,406

Total assets	$117,779	$71,038

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,084	$2,139
Payable to related party	301	419
Accrued salaries and employee benefits	668	646
Accrued payroll taxes	149	1,350
Assumed liability for product returns	2,500	—
Other accrued liabilities	1,674	769
Note payable and accrued interest payable	3,069	2,728

Total current liabilities	11,445	8,051
Notes payable and accrued interest payable	39,941	17,267
Senior convertible redeemable preferred stock	13,018	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	23	22
Treasury stock	(100)	(100)
Additional paid-in capital	122,077	114,771
Deferred compensation	(43)	(87)
Accumulated deficit	(68,582)	(68,886)

Total stockholders’ equity	53,375	45,720

Total liabilities and stockholders’ equity	$117,779	$71,038

See accompanying notes.

Women First HealthCare, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ending June 30,		Six months ending June 30,

	2002	2001	2002	2001

Net product revenue	$12,085	$5,557	$21,548	$12,621
Net service revenue from related party	—	—	—	44

Total net revenues	12,085	5,557	21,548	12,665

Cost of sales	3,265	1,306	6,011	3,764
Marketing and sales	5,747	3,330	10,423	7,566
General and administrative	1,495	2,361	2,847	3,963
Regulatory, research and development	138	102	261	226

Total costs and expenses	10,645	7,099	19,542	15,519

Income (loss) from operations	1,440	(1,542)	2,006	(2,854)
Interest and other income	86	88	109	443
Interest expense	(423)	—	(769)	—

Net income (loss)	1,103	(1,454)	1,346	(2,411)
Accretion of beneficial conversion feature related to convertible preferred stock	(1,024)	—	(1,024)	—
Accretion of stated value of convertible preferred stock	(18)	—	(18)	—

Net income (loss) available to common stockholders	$61	$(1,454)	$304	$(2,411)

Net income (loss) per share:
Basic and diluted	$0.05	$(0.08)	$0.06	$(0.14)

Net income (loss) per share available to common stockholders:
Basic and diluted	$0.00	$(0.08)	$0.01	$(0.14)

Weighted average shares used in computing net income per share:
Basic	22,866	17,760	22,752	17,686

Diluted	23,885	17,760	23,887	17,686

See accompanying notes.

Women First HealthCare, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,

	2002	2001

Operating activities:
Net income (loss)	$1,346	$(2,411)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	402	650
Amortization of product rights	1,269	—
Amortization of deferred compensation	43	58
Interest accrual on note payable	738	—
Changes in operating assets and liabilities	(5,044)	1,079

Net cash used in operating activities	(1,246)	(624)

Investing activities:
Acquisition of product rights	(39,988)	—
Acquisition of manufacturing rights	(1,853)	(122)
Additions to notes receivable	(450)	—
Purchases of property and equipment and other	(261)	9

Net cash used in investing activities	(42,552)	(113)

Financing activities:
Issuance of note payable	28,000	—
Financing costs	(1,686)	—
Issuance of senior convertible redeemable preferred stock	13,000	—
Issuance of common stock	537	437

Net cash provided by financing activities	39,851	437

Net decrease in cash and cash equivalents	(3,947)	(300)
Cash and cash equivalents at beginning of the period	19,378	9,508

Cash and cash equivalents at end of the period	$15,431	$9,208

Supplemental investing and financing activities
Issuance of common stock and note payable to acquire product rights	$—	$15,000
Assumption of returns liability in lieu of cash payment for product rights	2,500	—
Issuance of warrants in connection with product rights acquisition	5,746	—

See accompanying notes.

Women First HealthCare, Inc.
Notes to Consolidated Financial Statements - Unaudited
June 30, 2002

1.          Summary of Significant Accounting Policies

Basis of Presentation

          The accompanying unaudited financial statements of Women First HealthCare, Inc. (the “Company” or “Women First”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.  These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Revenue Recognition

          The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.  In addition, the Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based on factors such as passage of title, installation, payments and customer acceptance. The Company records sales for its pharmaceutical and self-care products at time of shipment. The Company provides for returns at the time of sale based on estimated merchandise returns. Other adjustments to its pharmaceutical product sales are made for product discounts, estimated chargebacks, Medicaid-sponsored payor allowance discounts and early payment discounts.

Comprehensive Income

          For the periods presented in the accompanying financial statements, the Company has no items for which comprehensive income (loss) would materially differ from the reported net income (loss).

Net Income (Loss) Per Share

          Basic net income (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share includes common stock equivalent shares, comprised of shares of common stock issuable upon the exercise of stock options, warrants and conversion of preferred stock and a note payable, if dilutive.  There were 6.6 million potentially dilutive common shares at June 30, 2002 (not all were dilutive as of June 30, 2002).  Common stock equivalents are not included in the calculation of diluted net loss per share, as their impact would be antidilutive.

          Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended June 30,		Three Months Ended June 30,

	2002	2001	2002	2001

Weighted average common shares outstanding used in calculating basic per share amounts	22,866	17,760	22,752	17,686
Net effect of dilutive common share equivalents using the treasury stock method	1,019	—	1,135	—

Shares used in calculating diluted per share amounts	23,885	17,760	23,887	17,686

New Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001.  Under these rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement.  As of June 30, 2002, the Company had goodwill and intangible assets valued at approximately $2.7 million.  During the second quarter of 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets to determine if a transition impairment charge should be recognized under SFAS 142.  The tests showed that no impairment charge should be recognized.  The Company will hereafter at least annually test for impairment.

          Upon adoption of SFAS 142, the Company stopped amortizing goodwill and certain other intangibles.  This reduced annual amortization expense by approximately $236,000.

2.          Inventory

          Inventory consists of the following components (in thousands):

	June 30, 2002	December 31, 2001

Pharmaceutical products	$3,947	$899
Self-care products	466	523

Total inventory	$4,413	$1,422

3.          Product rights acquisition

          On June 25, 2002, the Company acquired exclusive worldwide rights and title to Vaniqa® (eflornithine hydrochloride) Cream,13.9%, from a joint venture formed by Bristol-Myers Squibb Company (“BMS”) and The Gillette Company (“Gillette”).  Vaniqa® is a topical cream clinically proven to slow the growth of unwanted facial hair in women.  Vaniqa® was approved for marketing by the U.S.Food and Drug Administration in July 2000 and is the only prescription pharmaceutical available for this prevalent condition.  Vaniqa® also has been granted regulatory approval in 25 international markets including the European Union, Canada and major Latin American countries.

          The Company paid $38,500,000 in cash to the joint venture parties for the Vaniqa® product, including all related product rights, inventory, regulatory filings and patent rights.  The Company also secured the right to pursue an over-the-counter strategy and to develop enhanced formulations of Vaniqa®.  The Company, BMS and Gillette entered into an Asset Purchase Agreement and License Agreement to provide for the sale or license of all of the joint venture parties’ Vaniqa® assets.  The Company did not acquire any facilities, equipment or personnel in the transaction. BMS and the Company also entered into a related Supply Agreement, whereby BMS will continue to manufacture Vaniqa® for three years following the acquisition.

          The Company financed the acquisition through the issuance of $28,000,000 of senior secured notes (the “Notes”) and $13,000,000 of convertible preferred stock (the “Preferred Stock”).

          The Notes mature in September 2005 and bear interest at the initial rate of 11% per annum, which increases to 12.5% per annum 18 months from the closing and 13% per annum 24 months from the closing. Interest on the Notes is required to be paid in cash, except that the Company may pay interest amounts in excess of 11% per annum in cash or through the issuance of additional Notes.  The Notes may be redeemed by the Company at any time at a redemption price of 108% of the aggregate principal amount outstanding (the “Redemption Price”) plus accrued and unpaid interest.  The Notes are required to be redeemed with 100% of the proceeds of future loans and sales of debt securities and 75% of the proceeds of future sales of equity securities, subject to various exceptions, including, in the case of future sales of equity securities, acquisitions of pharmaceutical products and other assets meeting specified criteria. In addition, the holders of the Notes have the right to require the Company to redeem the Notes at the Redemption Price upon certain changes in control of the Company. For purposes of the Notes, a change in control would include an event where Edward F. Calesa, the Company’s Chairman and Chief Executive Officer, ceases to (i) beneficially own at least 4,500,000 shares of the Company’s Common Stock or (ii) serve as the Company’s Chief Executive Officer, unless either event is caused by his death at a time when the Company holds “key man” life insurance on Mr. Calesa for the benefit of the investors of at least $10,000,000 while all of the Notes are outstanding or a lower insurance amount that decreases proportionately as the Notes are redeemed, but not less than $5,000,000. The Company also must generally use 75% of its “excess cash flow” (as defined in the Note and Warrant Purchase Agreement) to redeem the Notes at 100% of the aggregate principal amount outstanding plus accrued but unpaid interest. The Notes prohibit additional indebtedness, subject to exceptions, and contain a variety of financial and other covenants. The Company’s obligations under the Notes are secured by a pledge of the Company’s interest in its Vaniqa-related assets

          The purchasers of the Notes also received warrants exercisable into 1,699,438 shares of Common Stock at an exercise price of $5.50 (subject to certain antidilution adjustments) per share for no additional consideration. The warrants expire in December 2006.

          The Preferred Stock has an aggregate initial stated value equal to $13,000,000, which accretes at a rate of 10% per annum, calculated quarterly, which increases to 11.5% per annum 18 months from the closing and 12.5% per annum 24 months from the closing. The Preferred Stock is convertible at any time at the option of the holders into shares of the Company’s Common Stock at a rate equal to the accreted stated value divided by $6.35, subject to certain antidilution adjustments. Unless previously converted, the Company will be required to redeem the Preferred Stock for cash at its accreted stated value plus accrued and unpaid dividends, if any, in June 2006. If the Company’s Common Stock trades at three times the conversion price of the Preferred Stock for a specified period of time, the Company may, at its option, require the mandatory conversion of the Preferred Stock or redeem the Preferred Stock, subject to the holders’ rights to convert to Common Stock before such optional redemption is completed. The holders of the Preferred Stock have the right to require the Company to redeem the Preferred Stock at 108% of its accreted stated value upon certain changes in control of the Company. For purposes of the Preferred Stock, a change in control would include an event where Mr. Calesa ceases to (i) beneficially own at least 4,500,000 shares of the Company’s Common Stock while the Notes are outstanding or 3,500,000 shares after the Notes have been redeemed or (ii) serve as the Company’s Chief Executive Officer, unless these events are caused by his death at a time when the Company holds “key man” life insurance on Mr. Calesa for the benefit of the investors of at least $10,000,000 while all of the Notes are outstanding or a lower insurance amount that decreases proportionately as the Notes are redeemed, but not less than $5,000,000. In addition, the Preferred Stock is required to be redeemed at 108% of its initial stated value with 100% of the proceeds of future loans and sales of debt securities (other than debt expressly permitted by the terms of the Preferred Stock) and 75% of the proceeds of future sales of equity securities, subject to the senior rights of the Notes to be redeemed first and to various other exceptions, including, in the case of future sales of equity securities, acquisitions of pharmaceutical products and other assets meeting specified criteria. The Company also must generally use 75% of its “excess cash flow” (as defined in the Certificate of Designation for the Preferred Stock) to redeem the Preferred Stock at 100% of its accreted stated value, subject to the senior rights of the Notes. In addition, in the event of a merger or acquisition of the Company, the Company may cause the Preferred Stock to be converted into cash, the securities offered in the transaction or a combination of the two so long as the value of the consideration is three times the conversion price of the Preferred Stock. The terms of the Preferred Stock contain a variety of covenants, including a limitation on the incurrence of debt. The Company’s obligations under the terms of the Preferred Stock are secured by a pledge of the Company’s interest in its Vaniqa-related assets, subject to the senior rights of the Notes.

          The financing was provided by certain affiliates of CIBC Capital Partners and Whitney & Co., LLC. Among other affirmative covenants, the Company agreed that the holders of the Notes and the Preferred Stock are entitled to appoint together a single non-voting observer to attend the Company’s Board of Directors Meetings until the amount of outstanding Notes and Preferred Stock decreases below 10% of the principal or stated value of Notes and Preferred Stock issued by the Company at the closing.

4.          Segment and Significant Customer Disclosures

          Information as to the segment operations is set forth below based on the nature of the products and services offered.  The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income or loss, defined as income or loss before other income/expense. Operating income or loss by segment does not include corporate overhead allocations. Transactions between segments are not significant. Each segment generates revenues primarily in the United States, and revenue from foreign sources is not significant. The Company does not evaluate segment performance or allocate resources based on a segment’s assets; therefore, assets are not reported by segment.  Included under corporate marketing and sales expense shown below for the three months and six months ended June 30, 2001 is $38,000 and $148,000, respectively, relating to Trialogue TM, a segment which the Company has phased out.

Three months ended June 30, 2002 (in thousands):
	Consolidated	Pharmaceutical	Consumer	Corporate

Net product revenue	$12,085	$9,855	$2,230	$—
Cost of sales	3,265	2,305	960	—
Marketing and sales	5,747	4,712	1,035	—
General and administrative	1,495	—	181	1,314
Regulatory, research and development	138	138	—	—

Total costs and expenses	10,645	7,155	2,176	1,314

Income (loss) from operations	1,440	2,700	54	(1,314)
Interest and other income	86	—	—	86
Interest expense	(423)	—	—	(423)

Net income (loss)	$1,103	$2,700	$54	$(1,651)

Three months ended June 30, 2001 (in thousands):
	Consolidated	Pharmaceutical	Consumer	Corporate

Net product revenue	$5,557	$3,484	$2,073	$—
Cost of sales	1,306	429	877	—
Marketing and sales	3,330	2,420	872	38
General and administrative	2,361	—	323	2,038
Regulatory, research and development	102	102	—	—

Total costs and expenses	7,099	2,951	2,072	2,076

Income (loss) from operations	(1,542)	533	1	(2,076)
Interest and other income	88	—	—	88

Net income (loss)	$(1,454)	$533	$1	$(1,988)

Six months ended June 30, 2002 (in thousands):
	Consolidated	Pharmaceutical	Consumer	Corporate

Net product revenue	$21,548	$17,289	$4,259	$—
Cost of sales	6,011	4,228	1,783	—
Marketing and sales	10,423	8,428	1,995	—
General and administrative	2,847	—	388	2,459
Regulatory, research and development	261	261	—	—

Total costs and expenses	19,542	12,917	4,166	2,459

Income (loss) from operations	2,006	4,372	93	(2,459)
Interest and other income	109	—	—	109
Interest expense	(769)	—	—	(769)

Net income (loss)	$1,346	$4,372	$93	$(3,119)

Six months ended June 30, 2001 (in thousands):
	Consolidated	Pharmaceutical	Consumer	Corporate

Net product revenue	$12,621	$8,513	$4,108	$—
Net service revenue from related party	44	44	—

Total net revenues	12,665	8,557	4,108	—

Cost of sales	3,764	1,912	1,852	—
Marketing and sales	7,566	5,535	1,883	148
General and administrative	3,963	—	618	3,345
Regulatory, research and development	226	226	—	—

Total costs and expenses	15,519	7,673	4,353	3,493

Income (loss) from operations	(2,854)	884	(245)	(3,493)
Interest and other income	443	—	—	443

Net income (loss)	$(2,411)	$884	$(245)	$(3,050)

          Sales to one customer represented 40.8% and 13.1% of net product revenue during the three-month periods ended June 30, 2002 and 2001, respectively.  Sales to the same customer represented 36.2% and 33.3% of net product revenue during the six-month periods ended June 30, 2002 and 2001, respectively.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.  This discussion may contain forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results discussed in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed below in “Item 5: Other Information - Factors That May Affect Future Performance” as well as those discussed in “Item 1:  Business — Risks and Uncertainties” in our Annual Report on Form 10-K for the year ended December 31, 2001.  We undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date hereof.

Overview

          Women First is a specialty pharmaceutical company dedicated to improving the health and well-being of midlife women.  Our mission is to help midlife women make informed choices about their physical and emotional health and to provide pharmaceutical products and self-care products to help these women improve the quality of their lives.  We market these products in the United States through a number of channels including our dedicated sales force, our direct-to-consumer marketing programs through our internet sites, womenfirst.com and aswechange.com, and through our As We Change® national mail order catalog.

          The pharmaceutical products we offer include the following:

•	Ortho-Est® Tablets, an oral estrogen product that we acquired from Ortho-McNeil Pharmaceutical effective January 1, 2001,

•

EsclimTM, an estrogen patch system for which we have the exclusive right (subject to exceptions) to market, use, distribute and sell in various dosages in the United States and Puerto Rico pursuant to a distribution and license agreement with Laboratoires Fournier S.A,

•

Vaniqa® (eflornithine hydrochloride) Cream, 13.9%, a topical cream clinically proven to slow the growth of unwanted facial hair in women for which we acquired exclusive worldwide rights in June 2002 from a joint venture formed by Bristol-Myers Squibb Company and The Gillette Company,

•	Midrin®, a prescription headache management product for which we acquired exclusive U.S. rights and title from Elan Pharma International Ltd. and Elan Corporation plc in June 2001,

•	BactrimTM, an antibacterial product line used primarily in the treatment of certain urinary tract infections for which we acquired exclusive U.S. rights from Hoffman-LaRoche in October 2001,

•	Equagesic® Tablets, a pain management product for which we acquired all rights in the U.S. and Puerto Rico from American Home Products Corporation (now known as Wyeth) in November 2001, and

•	Synalgos®-DC Capsules, a pain management product for which we acquired all rights in the U.S. and Puerto Rico from Wyeth in November 2001.

Results of Operations

          Net revenue.  For the three months ended June 30, 2002, total net revenue was $12.1 million as compared to $5.6 million in the prior year period.  Revenue in the current period was derived from the pharmaceutical division ($9.9 million or 81.5% of total net revenue) and consumer business ($2.2 million or 18.5% of total net revenue).  In last year’s second quarter, the pharmaceutical division contributed revenue of $3.5 million (62.7%) and consumer business contributed $2.1 million (37.3%).

          For the six months ended June 30, 2002, total net revenue was $21.5 million as compared to $12.7 million in the prior year six-month period.  Revenue in the current period was derived from the pharmaceutical division ($17.3 million or 80.2% of total net revenue) and consumer business ($4.2 million or 19.8% of total net revenue).  In last year’s six month period, the pharmaceutical division contributed revenue of $8.6 million (67.6%) and consumer business contributed $4.1 million (32.4%).  All of the current period revenue, and virtually all of the prior year revenue, is from product sales of our prescription products and sales of self-care products through our As We Change® national mail order catalog.

          Cost of sales.  Cost of sales, which is primarily comprised of amounts we pay to suppliers for product and amortization of product rights increased to $3.3 million in the three-month period ended June 30, 2002 from $1.3 million in the year earlier period.  For the six months ended June 30, 2002, cost of sales increased to $6.0 million from $3.8 million in the prior year.  The gross margin declined to 73.0% in the current quarter from 76.5% in the prior year’s period, primarily the result of amortization of product rights of $0.7 million in the current quarter.  There were no product amortization charges in the prior period.   For the six-month current period, the gross margin improved to 72.1% from 70.3%.   Business mix plays a large part in the gross margin calculation and the larger pharmaceutical division revenue contribution, with its higher gross margins, more than offset the increased costs associated with amortization of product rights.

          Operating expenses.  Marketing and sales expenses, general and administrative expenses, research and development (collectively “operating expenses”) increased $1.6 million (27.4%) to $7.4 million in the three-month period ended June 30, 2002 from $5.8 million in the year earlier period.  The marketing and sales component grew at a 72.6% rate year over year, reflecting a larger sales force and increased marketing spending in support of EsclimTM.  The increase in spending on marketing is in two main areas — our Test & Treat physician education program and marketing in conjunction with managed care.  General and administrative expenses declined 36.7%, primarily as a result of write-offs of bad debt affecting last year’s quarter and, to a lesser extent, the amortization of goodwill of As We Change last year.

          Operating expenses for the six-month period, exclusive of cost of sales, were $13.5 million, 15.1% higher than in the prior year period.  As was true for the quarter, the increase was most prominent in the marketing and sales component where the increase was 37.8% for the reasons noted above.  General and administrative expenses declined 28.1% year over year for principally the same reasons referred to above.

          Income (loss) from operations.  Income from operations in the three-month period ended June 30, 2002 was $1.4 million, an improvement of $2.9 million from the prior year period’s loss of $1.5 million.  The improvement is attributable to increased sales in the pharmaceutical division, offset somewhat by the decline in the gross margin and the growth in operating expenses.

          Income from operations in the six-month period ended June 30, 2002 was $2.0 million, an improvement of $4.9 million from the prior year period’s loss of $2.9 million.  The improvement is attributable to increased sales in the pharmaceutical division, offset by the growth in operating expenses.

          Interest and other income.  In the three-month period ended June 30, 2002, interest and other income was $86,000 and consists entirely of interest income on our cash balances.  In the prior year period, this amount was $88,000.  For the six months ended June 30, 2002, interest and other income was $0.1 million consisting entirely of interest income on our cash balances.  In the last year’s six month period, interest and other income was $0.4 million, $0.2 million of which was attributable to accretion of a $0.5 million non-compete from a related party.

          Interest expense.  Interest expense was $0.4 million and $0.8 million respectively for the three-month and six-month periods ended June 30, 2002.  Both amounts were comprised primarily of interest on our convertible debt to Elan plus imputed interest on our note to Wyeth.  Interest on the senior secured notes issued to finance Vaniqa® accrued for only five days in each period and was insignificant.  For the first 18 months following the closing of the Vaniqa® transaction, quarterly interest expense and the amortization of deferred debt expense related to the transaction will be $1.3 million.  The quarterly interest expense will increase 18 months after the closing to $1.4 million and again 24 months after the closing to $1.5 million.

          Accretion of beneficial conversion feature.  The Company incurred a one-time, non-cash charge of $1.0 million for the beneficial conversion feature of our convertible preferred stock issued to finance Vaniqa®.  At the time of issuance, the conversion price was less than the market price of the Company’s publicly traded common stock.

          Accretion of stated value of convertible preferred stock.  For the three-month and six-month periods ended June 30, 2002, the Company recognized an expense of $18,000, which represented the amount by which the stated value of the convertible preferred stock issued to finance the Vaniqa® acquisition accreted in accordance with the terms of the convertible preferred stock.  This expense covered the five days the stock was outstanding during both periods.  For the first 18 months following the closing of the Vaniqa® transaction, quarterly expense related to the accretion of stated value will be approximately $0.3 million.  The quarterly expense will increase 18 months after the closing to approximately $0.4 million and again 24 months after the closing to approximately $0.5 million.

          The liquidation preference of the convertible preferred stock is equal to the accreted stated value, plus accrued and unpaid dividends, if any.  Each share of convertible preferred stock is convertible into a number of shares of our common stock equal to the accreted stated value divided by the conversion price.

Segment Reporting

          We operate in two segments: (i) the pharmaceutical division which is responsible for marketing and sales of prescription products and pH paper, a diagnostic product; and (ii) the consumer division which is responsible for marketing and sales of self-care products.  Each segment is a strategic business unit that offers different products and services. They are each managed separately because they perform different services utilizing different and distinct operations.

Pharmaceutical Division

          The Pharmaceutical Division reported revenues of $9.9 million in the second quarter of 2002, an increase of $6.4 million or 183% from last year’s second quarter.  For the six months ended June 30, 2002, the division recorded revenues of $17.3 million, an increase from the prior year of $8.7 million, or 102%. All of our pharmaceutical products, including Vaniqa®, produced revenue in 2002.  In last year’s second quarter and six-month periods, revenue was recorded on Ortho-Est® Tablets and Esclim™ only.

          Our gross margin decreased to 76.6% in the first quarter of 2002 from 87.7% in the prior year period and decreased to 75.5% in the first half of 2002 from 77.7% in the prior year first half.  This is primarily the result of including product amortization charges of $0.7 million in cost of sales in the second quarter of 2002 and $1.3 million in the first half of 2002.  There were no product rights being amortized in the comparable prior periods.

          Operating expenses in the second quarter 2002, exclusive of cost of sales, were $4.9 million or $2.3 million (92.3%) above the prior year period.  For the six month period ended June 30, 2002, operating expenses, exclusive of cost of sales, were $8.7 million or $2.9 million (50.8%) higher than in the prior period.  Both increases reflect higher spending in support of Esclim™ for additional sales force added in late 2001 and for marketing programs in support of the product’s formulary listings with AdvancePCS, Caremark and Express Scripts.

          As a result of factors discussed above, the Pharmaceutical Division recorded profits of $2.7 million in the second quarter and $4.4 million for the first six months of 2002 compared to a profit of $0.5 million and $0.9 million in the comparable prior year periods.

Consumer Division

          The Consumer Division reported revenues of $2.2 million and $4.3 million for the second quarter and first half of 2002 respectively.  This compares with revenues of $2.1 million and $4.1 million in the comparable prior year periods.  Net product revenues increased by $0.2 million both for the quarter and year to date, reflecting 7.6% and 3.7% increases over the prior years’ comparable periods, respectively.  Commensurate with our name acquisition program, mailing of catalogs increased from 2.3 million in the first six months of 2001 to 2.6 million in the first six months of 2002.  This has resulted in a decrease in revenue generated per catalog, from $1.71 2001 to $1.53 in 2002. Revenues from shipping and handling also increased.  Shipping revenue per order increased 19%, from $6.03 in the first six months of 2001 to $7.16 in the first six months of 2002, and is attributed to an increase in our rates and improvements in shipping efficiencies we implemented earlier this year.

          The gross margin for the second quarter of 2002 was 57.0%, which compares to 57.7% for the comparable period last year.  The gross margin increased to 58.1% for the six-month period ended June 30, 2002 from 54.9% in the year earlier period.  An improvement in our product mix resulting from increases in our higher margin products, specifically our supplements and skin care product lines, contributed to the improved margin for the first six months of 2002.  There was also an improvement in our gross margin associated with the increase in our shipping operations described above.

          Operating expenses, exclusive of cost of sales, in the second quarter increased slightly (1.8%) from the prior year’s comparable period.  For the six-month period, operating expenses declined 4.8% this year from last year.  Part of the decline in both periods was related to the discontinuance of amortization of goodwill and indefinite lived intangible assets as required under SFAS 142.  For the quarter and year to date, we have increased our spending on catalog costs, as we increased our circulation 11%, from 2.3 million catalogs in 2001 to 2.6 million, primarily in the second quarter.  Effective cost reduction programs have been implemented through the rest of our operations, resulting in reductions of $0.1 million, or 11%, for the second quarter of 2002 compared to the same period last year, and $0.3 million, or 10%, for the first six months of 2002 compared to the same period last year.

          As a result of the above, the Consumer Division reported profits of $54,000 and $93,000 for the second quarter and first half of 2002 respectively compared to a profit of $1,000 in last year’s second quarter and a loss of $0.2 million in last year’s first half.

Corporate

          Corporate general and administrative operating expenses declined $0.7 million to $1.3 million in the second quarter of 2002 from $2.0 million in the comparable prior period.  For the six-month period, the decline in 2002 was $0.8 million to $2.5 million from $3.3 million in the first six months of 2001.  The reduction was primarily the result of write-offs of bad debt affecting last year’s periods.

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

  Reserve for returns, chargebacks and discounts and allowance for doubtful accounts

          Our ability to collect outstanding receivables from third-party payers is critical to our operating performance and cash flows.  As of June 30, 2002, the reserve for product returns, chargebacks and discounts is 16.0% of the total amount of receivables in the pharmaceutical division.  We determined this valuation based on an analysis of product shipments, new and total prescription trends, and the amount of product in the distribution channel.  Every quarter we analyze this reserve and make adjustments based on actual returns, chargebacks, discounts and product distribution sell-through.  The allowance for doubtful accounts at June 30, 2002 is 0.7% of the total receivable and is established by reviewing the accounts receivable aging on an individual customer basis.  Based on this review, the allowance is established and adjusted quarterly as necessary.

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

Factors Affecting Results of Operations

          We earned a profit of $0.3 million for the six months ended June 30, 2002.  We incurred losses of $3.4 million, $22.6 million, $33.5 million and $9.4 million in the years ended December 31, 2001, 2000, 1999 and 1998 respectively.  2001 marked the first complete year of operations under our new management and the new strategic direction of owning and licensing pharmaceutical products as opposed to co-promoting them.  While we have realigned our expense structure with expected revenues, many of our expenses are fixed, especially in the short term, and our revenues are variable.  Because of this, our results of operations have varied during our short operating history and we expect that they will continue to fluctuate, perhaps significantly, in the future.  In addition, other factors may cause fluctuations in our revenues and results of operations in the future, including the following:

•	the success or failure of our sales force in distributing our current product line and changes in market acceptance of those products,

•	excessive and unexpected generic competition to the products we offer,

•	manufacturing problems that limit our ability to acquire salable product on time and at reasonable terms,

•	earlier than expected termination of our supply and/or license agreements,

•	our ability to acquire new products,

•	our ability to grow sales of Midrin®, a product we acquired in June 2001,

•	our ability to grow sales of Bactrim™, a product we acquired in October 2001,

•	our ability to grow sales of Equagesic® and Synalgos®, products we acquired in November 2001,

•	our ability to grow sales of Vaniqa®, a product we acquired in June 2002,

•	legislative changes that affect our products and the way we market them and our ability to comply with new or existing regulations,

•	the amount and timing of expenditures for the expansion of our operations,

•	competitive products and/or companies that target our market niche and are successful in reaching our market,

•	changes in the competitive environment that could cause us to change our pricing or marketing strategy,

•	the timing and amount of possible future write-offs of impaired goodwill and indefinite lived intangible assets pursuant to Statement of Financial Accounting Standards No. 142, and

•	changes in the economic and market environment generally or in the health care industry.

          To the extent our revenues do not cover our expenses, we may be unable to reduce spending commitments in a timely manner to compensate for any unexpected revenue shortfall and may experience unanticipated losses.  As a result of these factors, our operating results in one or more future periods may fail to meet the expectations of investors.

Liquidity and Capital Resources

          At June 30, 2002, our working capital was $19.7 million compared to $21.4 million at December 31, 2001.  Cash and cash equivalents were $15.4 million at June 30, 2002 compared to $19.4 million at December 31, 2001.

          In our short history, we have had two primary sources of liquidity — revenues from product sales and educational grants and proceeds from private placements of equity and debt securities and our initial public offering of common stock.  We have generated $104.4 million in revenues since our inception and raised $122.2 million from equity offerings.  In addition, we have incurred debt, totaling $43.0 million as of June 30, 2002, to finance the acquisition of the rights to market the pharmaceutical products we sell.

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

          Net cash used in operating activities was $1.2 million for the six months ended June 30, 2002.  Net cash used in investing activities was $42.6 million for the same period.  Investing activities consisted primarily of payments made to acquire the rights and title to Vaniqa® and to transfer product manufacturing and $0.5 million of loans made to officers of Women First.  Net cash provided by financing activities was $39.9 million for the same period and consists mainly of proceeds from the issuance of convertible preferred stock and notes payable in connection with the Vaniqa® acquisition.

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

          Our senior secured notes, issued in conjunction with our financing of Vaniqa®, contain financial covenants that we will have to comply with beginning in the third quarter of 2002.  These covenants require us to maintain a minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, a minimum net worth and a minimum fixed charge coverage ratio.  In addition, we have restrictions on our ability to create liens, sell assets and make capital expenditures under the terms of the senior secured notes.  If we fail to comply with these requirements, our lenders can accelerate payment of the notes.

          The following table highlights our contractual and commercial obligations and when they are due (in thousands):

Contractual Obligations	Total	2002	2003-2004	2005-2006	After 2006

Long term debt	$45,500		$6,500	$28,000	$11,000
Short term debt	3,250	$3,250
Operating lease obligations	1,797	719	1,023	55

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our distribution and license agreement with Laboratoires Fournier S.A. requires us to calculate the purchase price of the Esclim™ estradiol transdermal product in euros.  As a result, our operating results for this product are exposed to changes in exchange rates between the U.S. dollar and the European euro. We do not believe that this exposure is material.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEDINGS

          None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

          On June 25, 2002, we acquired exclusive worldwide rights and title to Vaniqa®.  We financed the acquisition through the issuance of $28,000,000 of senior secured notes (the “Notes”), together with warrants to purchase 1,699,438 shares of our common stock at an exercise price of $5.50 (subject to certain antidilution adjustments) per share (the “Warrants”), and $13,000,000 of convertible preferred stock (the “Preferred Stock”).  The Warrants expire in December 2006.  We sold the Notes, Warrants and Preferred Stock to institutional investors in a private placement pursuant to Rule 506 under the Securities Act of 1933.  The purchasers have represented to us that they are accredited investors, the securities were acquired for their own account and not with a view to any distribution thereof to the public and the absence of general solicitation or advertising.

          The Notes mature in September 2005 and bear interest at the initial rate of 11% per annum, which increases to 12.5% per annum 18 months from the closing and 13% per annum 24 months from the closing.  Interest on the Notes is required to be paid in cash, except that we may pay interest amounts in excess of 11% per annum in cash or through the issuance of additional Notes.  We may redeem the Notes at any time at a redemption price of 108% of the aggregate principal amount outstanding (the “Redemption Price”) plus accrued and unpaid interest.  We are required to redeem the Notes with 100% of the proceeds of future loans and sales of debt securities and 75% of the proceeds of future sales of equity securities, subject to various exceptions, including, in the case of future sales of equity securities, acquisitions of pharmaceutical products and other assets meeting specified criteria.  In addition, the holders of the Notes have the right to require us to redeem the Notes at the Redemption Price upon certain changes in control of Women First.  For purposes of the Notes, a change in control would include an event where Edward F. Calesa, our Chairman and Chief Executive Officer, ceases to (i) beneficially own at least 4,500,000 shares of our common stock or (ii) serve as our Chief Executive Officer, unless either event is caused by his death at a time when we hold “key man” life insurance on Mr. Calesa for the benefit of the investors of at least $10,000,000 while all of the Notes are outstanding or a lower insurance amount that decreases proportionately as the Notes are redeemed, but not less than $5,000,000. We also must generally use 75% of our “excess cash flow” (as defined in the Note and Warrant Purchase Agreement) to redeem the Notes at 100% of the aggregate principal amount outstanding plus accrued but unpaid interest.  The Notes prohibit additional indebtedness, subject to exceptions, and contain a variety of financial and other covenants.  Our obligations under the Notes are secured by a pledge of our interest in our Vaniqa-related assets.

          The Preferred Stock has an aggregate initial stated value equal to $13,000,000, which accretes at a rate of 10% per annum, calculated quarterly, which increases to 11.5% per annum 18 months from the closing and 12.5% per annum 24 months from the closing.  The Preferred Stock is convertible at any time at the option of the holders into shares of our common stock at a rate equal to the accreted stated value divided by $6.35, subject to certain antidilution adjustments.  Unless previously converted, we will be required to redeem the Preferred Stock for cash at its accreted stated value plus accrued and unpaid dividends, if any, in June 2006.  If our common stock trades at three times the conversion price of the Preferred Stock for a specified period of time, we may, at our option, require the mandatory conversion of the Preferred Stock or redeem the Preferred Stock, subject to the holders’ rights to convert to common stock before such optional redemption is completed.  The holders of the Preferred Stock have the right to require us to redeem the Preferred Stock at 108% of its accreted stated value upon certain changes in control of Women First.  For purposes of the Preferred Stock, a change in control would include an event where Mr. Calesa ceases to (i) beneficially own at least 4,500,000 shares of our common stock while the Notes are outstanding or 3,500,000 shares after the Notes have been redeemed or (ii) serve as our Chief Executive Officer, unless these events are caused by his death at a time when we hold “key man” life insurance on Mr. Calesa for the benefit of the investors of at least $10,000,000 while all of the Notes are outstanding or a lower insurance amount that decreases proportionately as the Notes are redeemed, but not less than $5,000,000. In addition, we are required to redeem the preferred Stock at 108% of its initial stated value with 100% of the proceeds of future loans and sales of debt securities (other than debt expressly permitted by the terms of the Preferred Stock) and 75% of the proceeds of future sales of equity securities, subject to the senior rights of the Notes to be redeemed first and to various other exceptions, including, in the case of future sales of equity securities, acquisitions of pharmaceutical products and other assets meeting specified criteria. We also must generally use 75% of our “excess cash flow” (as defined in the Certificate of Designation for the Preferred Stock) to redeem the Preferred Stock at 100% of its accreted stated value, subject to the senior rights of the Notes.  In addition, in the event of a merger or acquisition involving Women First, we may cause the Preferred Stock to be converted into cash, the securities offered in the transaction or a combination of the two so long as the value of the consideration is three times the conversion price of the Preferred Stock.  The terms of the Preferred Stock contain a variety of covenants, including a limitation on the incurrence of debt.  Our obligations under the terms of the Preferred Stock are secured by a pledge of our interest in our Vaniqa-related assets, subject to the senior rights of the Notes.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of the Stockholders of the Company was held on June 5, 2002.  The purpose of the meeting was (i) to elect two directors, (ii) to approve an amendment to the Company’s 1998 Long-Term Incentive Plan (“1998 Plan”), which increased the number of shares of common stock available for issuance thereunder from 2,949,985 to 3,949,985 shares, and (iii) to ratify the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2002.

          At the meeting, Edward F. Calesa and Dennis M. Jones were elected for three-year terms expiring at the 2005 Annual Meeting.  Continuing as directors are Richard L. Rubin, Ph.D., and Michael T. Sember, whose terms expire at the 2003 Annual Meeting and Nathan Kase, M.D., whose term expires at the 2004 Annual Meeting.

Votes cast at the 2002 Annual Meeting were as follows:

Matter Acted Upon	Votes For	Votes Against or Withheld	Abstentions	Broker Non Votes

To elect Mr. Calesa	18,299,866	583,805	—	—
To elect Mr. Jones	18,613,176	270,495	—	—
To approve the amendment to the 1998 Plan	17,225,903	1,649,893	7,875	—
To ratify selection of auditors	18,826,917	54,629	2,125	—

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

          We are an early stage company with a history of losses.  We have incurred significant losses since we were founded in November 1996, accumulating a deficit of $68.6 million through June 30, 2002.  Although we were profitable in the fourth quarter of 2001, and the first and second quarters of 2002, we may not be able to achieve profitability on an annual basis or to sustain profitability on a quarterly basis in the future.  Early stage companies such as ours frequently encounter problems, delays and expenses.  These include, but are not limited to, unanticipated problems and additional costs related to marketing, competition, manufacturing and product acquisitions and development.  These problems may be beyond our control, and in any event, could adversely affect our results of operations.

If our products do not achieve and maintain market acceptance, we will be unable to realize our operating objectives.

          Our estrogen replenishment therapy products may not maintain market acceptance.  Esclim™, our lead product, and our Ortho-Est® Tablets compete in the estrogen replenishment therapy, or ERT, market.  In July 2002, researchers affiliated with the National Cancer Institute reported that women on ERT after menopause ran a higher risk of ovarian cancer after ten years of use.  This study and others could decrease the demand for our Esclim™ and Ortho-Est® Tablets products.  These products also compete with combination estrogen/progestin hormonal replenishment therapy, or HRT.  In July 2002, the National Institutes of Health announced that its National Heart, Lung and Blood Institute had stopped the clinical trial of HRT in healthy menopausal women because of an increased risk of invasive breast cancer, heart attacks, strokes and blood clots.  While this study noted no increased risk of breast cancer, heart attacks, strokes or blood clots for women on ERT, the perception of such a risk could decrease the demand for our Esclim™ and Ortho-Est® Tablets products.

          Other products we have acquired, such as Midrin®, Bactrim™, Equagesic®, Synalgos®, and Vaniqa® that were previously marketed by the parties from whom we purchased them, and those products we may acquire in the future, if any, likewise may not achieve or maintain market acceptance.  The market acceptance of all of our products will depend on, among other factors:

•	their advantages over existing competing products,

•	their perceived efficacy, safety and cost,

•	the extent to which they are substituted generically by the pharmacy,

•	the actual or perceived side effect profile of our products, and

•	the reimbursement policies of the government and third-party payors.

          Our business model assumes that our marketing programs and strategies and the growth in our target market will result in increased revenues.  If our marketing programs and strategies do not succeed in generating increased revenues, we will be unable to realize our operating objectives.  If the clinicians we target do not recommend and prescribe the products we offer or if midlife women do not regularly use these products, we will experience losses in the future and our business will be adversely affected.

Our business model requires the development and profitability of our pharmaceutical division and reaching breakeven in our consumer division.  If we fail to implement key elements of our business plan, we may not succeed.

          We have embarked on an ambitious plan to provide prescription and non-prescription products to midlife women.  There is a limited market awareness of our company and the products and services we offer.  We must generate expanded market demand for the products we offer by convincing OB/GYNs, nurse practitioners and physicians’ assistants focused on women’s health to prescribe and recommend the products we offer, as well as manage different distribution channels for the products we offer.  If we do not generate sufficient demand for our products, our business may not succeed.

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

          Although we believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future, we may need additional capital to acquire prescription products or companies.  For example, in June 2002, we financed the acquisition of Vaniqa® through the issuance of $28 million of senior secured notes and $13 million of convertible preferred stock.  Future funding, if needed, may not be available on acceptable terms, if at all.  If additional funds are needed and not available, we may be required to postpone obtaining new products through license or acquisition.  This could have the effect of limiting our growth.  If we raise additional funds through the issuance of equity securities or we issue equity securities for one or more significant acquisitions, the percentage ownership of our then-current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.  If we raise additional funds through the issuance of debt securities, these new securities could have certain rights, preferences and privileges senior to those of the holders of our common stock, and the terms of these debt securities could impose restrictions on our operations.

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

          The pharmaceutical products we offer face significant competition.  Ortho-Est® Tablets compete in the ERT market, a market dominated by Premarin™, a product manufactured by Wyeth-Ayerst Laboratories, Inc., a division of Wyeth.  The Esclim™ estradiol transdermal system competes in the ERT market against products made by Berlex Laboratories, Watson Laboratories, Inc., Novogyne Pharmaceuticals and Novartis Pharmaceutical.  The ERT products we market also compete with HRT products marketed by Wyeth, Parke-Davis, a division of Pfizer, Solvay Pharmaceuticals, Inc., Barr Laboratories, Inc., Pharmacia Corporation and others, as well as generic HRT products.  Esclim™ is not available generically but there is a generic ERT patch available.  Ortho-Est® Tablets face significant generic competition.  The ERT products we market also compete with non-hormonal replenishment therapy products marketed by Merck & Co., Inc. and Eli Lilly & Company.  Each of these competitors has substantially greater marketing, sales and financial resources than we do.

          Midrin® competes against a class of drugs called triptans as well as against generic competitors.  Triptans are manufactured by several companies, including GlaxoSmithKline (Imitrex®), Merck & Co. (Maxalt®) and AstraZeneca Pharmaceuticals LP (Zomig®).  Bactrim™ competes in the antibacterial market against Cotrim™ marketed by Teva Pharmaceuticals, Septra®, manufactured by Monarch, a division of King Pharmaceuticals, and generic products made by High Tech Pharmaceutical Co., United Research Laboratories and Mutual Pharmaceutical Co., among others.  Equagesic® competes against Flexeril®, manufactured by Merck & Co., and Valium®, manufactured by Roche Labs, as well as against generic cyclobenzaprine and generic diazepam.  Synalgos® competes against hydrocodone products such as Vicodin® from Abbott Laboratories and codeine products such as Tylenol® with Codeine, manufactured by McNeil Consumer Healthcare, a subsidiary of Johnson & Johnson.

          Vaniqa® (eflornithine hydrochloride) Cream, 13.9% competes in the women’s facial hair removal market against a variety of depilatory products, electrolysis, laser hair removal and other hair retardant and hair removal products.  Although Vaniqa® cream is not available generically, it has been on the market only a short period of time and our sales force has only recently begun to market the product.  The competitive products for the removal of unwanted facial hair in women have substantially greater market presence than does Vaniqa® cream.  In addition, because Vaniqa® cream is a prescription hair removal product, we may have difficulty competing against products that are more readily available to consumers in over-the-counter form.

          Competition for the self-care products we offer is significant.  Our subsidiary, As We Change, LLC, competes with a number of catalog companies and Internet retailers focusing on self-care products.  Luminesence, SelfCare®, Harmony™, Inner Balance and InteliHealth HealthyHome™ market and sell general lifestyle and personal care products.

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

          We are dependent on single sources of supply for the pharmaceutical products we offer.  With respect to our products and the ingredients contained in these products, we cannot guarantee that these third parties will be able to provide adequate supplies of products or materials in a timely fashion.  These third parties may pursue the manufacture and supply of their own pharmaceutical products in preference to those being manufactured for us.  In addition, our third party suppliers may terminate their agreements with us earlier than we expect, and as a result we may be unable to continue to market and sell the related pharmaceutical products on an exclusive basis or at all.  We also face the risk that one of our suppliers could lose its production facilities in a disaster, be unable to comply with applicable government regulations or lose the governmental permits necessary to manufacture the products it supplies to us.  If a third-party supplier cannot meet our needs for a product, we may not be able to obtain an alternative source of supply in a timely manner.  In these circumstances, we may be unable to continue to market products as planned and our financial results would be adversely affected.

In some cases, we rely on third-party sales organizations to promote our products and cannot be sure their efforts will lead to adequate sales of our products.

          For selected products, we hire outside organizations to conduct sales and marketing projects to promote awareness of our products to targeted physicians.  As a result, some of the variables that may affect our revenues, cash flows and net income are not exclusively within our control.  These third-party sales organizations may not devote adequate attention to the promotion and marketing of our products which could result in our failure to realize the full sales potential of our products.  Even if the third parties that market our products are initially successful, they may not continue to be.  We may not be able to renew these third-party arrangements successfully in the future, and new outside sales arrangements may not be available in the future on commercially reasonable terms.

Because we depend on a small number of customers for a significant portion of our revenues, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce our revenues.

          Historically, a limited number of customers has accounted for a significant portion of our total revenues.  For the three months ended June 30, 2002, one customer accounted for 40.8% of our net product revenues.  We have no long-term commitments from this customer or any other customer to purchase product from us.  We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers.  The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our revenues.

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

          We believe that the patents, trademarks, copyrights and other proprietary rights that we own or license, or that we will own or license in the future, will continue to be important to our success and competitive position.  If we fail to maintain our existing rights or cannot acquire additional rights in the future, our competitive position may be harmed.  We rely on a third party to maintain and protect against infringement of the patents relating to our Vaniqa® cream.  Due to the length of time and expense associated with bringing new pharmaceutical products to market, there are benefits associated with acquiring or licensing products that are protected by existing patents or for which patent protection can be obtained.  While the Esclim™ estradiol transdermal system and our Vaniqa® cream incorporate patented technology, the other pharmaceutical products and most of the self-care products we sell are not protected by patents.  We have applied for registration of a number of key trademarks and intend to introduce new trademarks, service marks and brand names.  We intend to take the actions that we believe are necessary to protect our proprietary rights, but we may not be successful in doing so on commercially reasonable terms, if at all.  In addition, parties that license their proprietary rights to us may face challenges to their patents and other proprietary rights and may not prevail in any litigation regarding those rights.  Moreover, our trademarks and the products we offer may conflict with or infringe upon the proprietary rights of third parties.  If any such conflicts or infringements should arise, we would have to defend ourselves against such challenges.  We also may have to obtain a license to use those proprietary rights or possibly cease using those rights altogether.  Any of these events could harm our business.

We have incurred significant debt obligations and issued other securities which will require us to make debt service and similar payments in the future.

          We incurred debt obligations of $48.75 million to finance the acquisitions of Midrin®, Equagesic®, Synalgos™, and Vaniqa®.  We issued a convertible debt security of $11 million to Elan to acquire Midrin®.  The note bears interest at 7% and the interest accretes to the principal of the note for the first two years.  Beginning in the third quarter of 2003, we are required to make quarterly interest payments in cash.  We issued a promissory note for $9.75 million to Wyeth for Equagesic® and Synalgos®.  The note requires us to make three equal annual cash payments of $3.25 million beginning in November 2002.

          We financed the acquisition of Vaniqa® through the issuance of $28 million of senior secured notes and $13 million of convertible preferred stock.  The senior secured notes mature in September 2005 and bear interest at the initial rate of 11% per annum, which increases to 12.5% per annum 18 months from the acquisition and 13% per annum 24 months from the acquisition.  We may pay interest amounts in excess of 11% per annum in cash or through the issuance of additional senior secured notes.  The senior secured notes may be redeemed by us at any time at a redemption price of 108% of the aggregate principal amount outstanding plus accrued and unpaid interest.  The senior secured notes are required to be redeemed with 100% of the proceeds of future loans and sales of debt securities and 75% of the proceeds of future sales of equity securities, subject to various exceptions, including, in the case of future sales of equity securities, acquisitions of pharmaceutical products and other assets meeting specified criteria.  In addition, the holders of the senior secured notes have the right to require us to redeem the senior secured notes at a price of 108% of the aggregate principal amount outstanding upon certain changes in control of us.  For purposes of the senior secured notes, a change in control would include an event where Edward F. Calesa, our Chairman and Chief Executive Officer, ceases to (1) beneficially own at least 4,500,000 shares of our common stock or (2) serve as our Chief Executive Officer, unless either event is caused by his death at a time when we hold “key man” life insurance on Mr. Calesa for the benefit of the investors of at least $10 million while all of the senior secured notes are outstanding or a lower insurance amount that decreases proportionately as the senior secured notes are redeemed, but not less than $5 million. We also must generally use 75% of our “excess cash flow” (as defined in the note and warrant purchase agreement among us and the purchasers of the senior secured notes) to redeem the senior secured notes at 100% of the aggregate principal amount outstanding plus accrued but unpaid interest.  Our obligations under the senior secured notes are secured by a pledge of our Vaniqa®-related assets.

          The $13 million of convertible preferred stock that we issued to finance the acquisition of Vaniqa® has an aggregate initial stated value equal to $13 million, which accretes at a rate of 10% per annum, calculated quarterly, which increases to 11.5% per annum 18 months from the acquisition and 12.5% per annum 24 months from the acquisition.  The convertible preferred stock is convertible at any time at the option of the holders into shares of our common stock at a rate equal to the accreted stated value divided by $6.35, subject to certain antidilution adjustments.  Unless previously converted, we will be required to redeem the convertible preferred stock for cash at its accreted stated value plus accrued and unpaid dividends, if any, in June 2006.  If our common stock trades at three times the conversion price of the convertible preferred stock for a specified period of time, we may, at our option, require the mandatory conversion of the convertible preferred stock or redeem the convertible preferred stock, subject to the holders’ rights to convert to common stock before such optional redemption is completed.  The holders of the convertible preferred stock have the right to require us to redeem the convertible preferred stock at 108% of its accreted stated value upon certain changes in control of us.  For purposes of the convertible preferred stock, a change in control would include an event where Mr. Calesa ceases to (1) beneficially own at least 4,500,000 shares of our common stock while the senior secured notes are outstanding or 3,500,000 shares after the senior secured notes have been redeemed or (2) serve as our Chief Executive Officer, unless these events are caused by his death at a time when we hold “key man” life insurance on Mr. Calesa for the benefit of the investors of at least $10 million while all of the senior notes are outstanding or a lower insurance amount that decreases proportionately as the senior secured notes are redeemed, but not less than $5 million. In addition, the convertible preferred stock is required to be redeemed at 108% of its initial stated value with 100% of the proceeds of future loans and sales of debt securities (other than debt expressly permitted by the terms of the preferred stock) and 75% of the proceeds of future sales of equity securities, subject to the senior rights of the senior secured notes to be redeemed first and to various other exceptions, including, in the case of future sales of equity securities, acquisitions of pharmaceutical products and other assets meeting specified criteria. We also must generally use 75% of our “excess cash flow” (as defined in the certificate of designation for the convertible preferred stock) to redeem the convertible preferred stock at 100% of its accreted stated value, subject to the senior rights of the senior secured notes.  In addition, in the event of a merger or acquisition of our company, we may cause the convertible preferred stock to be converted into cash, the securities offered in the transaction or a combination of the two so long as the value of the consideration is three times the conversion price of the preferred stock.  Our obligations under the terms of the convertible preferred stock are secured by a pledge of our Vaniqa®-related assets, subject to the senior rights of the senior secured notes.

          If we fail to make payment on the debt and preferred stock as required, we may be declared in default and lose our rights to the products that secure their repayment.

Our senior secured notes and convertible preferred stock contain provisions and requirements that could limit our ability to secure additional financing and respond to changing business and economic conditions.

          The restrictions contained in the senior secured notes and convertible preferred stock that we issued to finance the acquisition of Vaniqa® may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and acquire additional pharmaceutical products.  Both our senior secured notes and our convertible preferred stock restrict our ability to incur additional indebtedness and require us to use proceeds from additional indebtedness or the sale of other securities to repay the senior secured notes and redeem the convertible preferred stock, subject in each case to limited exceptions.  Our senior secured notes, among other things, restrict our ability to create liens, make capital expenditures and sell assets, subject to limited exceptions.  In addition, our senior secured notes require us to maintain a minimum:

•	earnings before interest, taxes, depreciation and amortization, or EBITDA,

•	net worth, and

•	fixed charge coverage ratio.

          We may not satisfy the financial ratios and other covenants under our senior secured notes due to events that are beyond our control.  If we fail to satisfy any of the financial ratios or other covenants, we could be in default under our senior secured notes, which could result in us losing the rights to Vaniqa®.  Specified defaults would result in the requirement to immediately redeem the senior secured notes and convertible preferred stock, which would have a material adverse effect on our business, financial condition and results of operations.  In addition, if we fail to comply with the covenants governing our indebtedness, we may need additional financing in order to service or extinguish our indebtedness.  We may not be able to obtain financing or refinancing on terms that are acceptable to us, or at all.

Potential future impairments under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” could adversely affect our future results of operations and financial position.

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001.  Under these rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement.  As of June 30, 2002, we had goodwill and intangible assets valued at approximately $2.7 million.  During the second quarter of 2002, we performed the first of the required impairment tests of goodwill and indefinite lived intangible assets to determine if a transition impairment charge should be recognized under SFAS 142.  The tests showed that no impairment charge should be recognized.  We will hereafter at least annually test for impairment.  Such future tests may result in a determination that these assets have been impaired.  If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value.  A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

Much of our business is subject to regulation.  Regulatory bodies could impair or eliminate our ability to conduct portions of our business.

          Many of our activities are subject to extensive regulation by one or more federal, state or local agencies.  These regulatory bodies have the power to restrict or eliminate many of our business activities, and to seek civil and criminal penalties for noncompliance with applicable laws and regulations.  These regulatory bodies may require us or our third party manufacturers and suppliers to recall products, the cost of which could be substantial.  We and our third party manufacturers and suppliers may also choose to voluntarily recall products for health and safety reasons, including product stability issues.  The regulations applicable to our existing and future products may change and could adversely affect our business.

If we do not correctly anticipate demand for our products, we could incur additional costs and adversely affect our future results of operations and financial position.

          If our forecasts of demand are too high, we may accumulate excess inventories of finished products that may not be sold prior to the expiration of their prescribed shelf life, which could lead to write-offs affecting some or all of those excess inventories.  We may also have to adjust the prices of our existing products to reduce those excess inventories.  Although we maintain a reserve for product returns, chargebacks and discounts, our analysis of product shipments, prescription trends and the amount of product in the distribution channel may not be accurate.  If demand for specific products increases beyond what we forecast, our suppliers and third-party manufacturers may not be able to increase production rapidly enough to meet the demand.  Our failure to meet market demand would lead to missed opportunities to increase our sales and could harm our business.

Our failure to retain the principal members of our management team or to hire additional qualified employees would adversely affect our ability to implement our business plan.

          Our success depends upon the retention of the principal members of our management, technical and marketing staff, particularly Edward F. Calesa, our President, Chief Executive Officer and Chairman of the Board.  The loss of the services of Mr. Calesa or other key members of our management team might significantly delay or prevent the achievement of our development and strategic objectives.  We have entered into an employment contract with Mr. Calesa.  We are the beneficiary of a life insurance policy on the life of Mr. Calesa in the amount of $2.0 million.  If Mr. Calesa ceases to serve as our Chief Executive Officer, we may be required to redeem the senior secured notes and convertible preferred stock.  We do not have life insurance policies on the lives of any other members of our management team.  Our success also depends on our ability to attract additional qualified employees.  Our inability to retain our existing personnel or to hire additional qualified employees would have a material adverse effect on our company.

Our management and existing stockholders have substantial control over our voting stock and can make decisions that could adversely affect our business and our stock price.

          As of July 15, 2002, Edward F. Calesa and his family members jointly beneficially owned approximately 33.5% of our common stock.  Also as of the same date, our present directors and executive officers and their affiliates as a group beneficially owned approximately 34.9% of our outstanding common stock.  Accordingly, if all or certain of these stockholders were to act together, they would be able to exercise significant influence over or control the election of our board of directors, the management and policies of Women First and the outcome of certain corporate transactions or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

          Our directors and management, acting together, may be able to prevent or effect a change in control of Women First and are able to amend certain provisions of our certificate of incorporation and bylaws at any time.  The interests of this group may conflict with the interests of our other holders of common stock, and this concentration of ownership may discourage others from initiating potential mergers, takeovers or other change in control transactions.

The public market for our common stock is volatile, and the price of our stock can fluctuate for reasons unrelated to our operating performance.

          The market prices and trading volumes for securities of emerging companies, like Women First, historically have been highly volatile and have experienced significant fluctuations both related and unrelated to the operating performance of those companies.  Factors beyond our control such as fluctuations in our operating results, stockholders’ reactions to our public announcements, sales of substantial amounts of shares by large stockholders, concern as to safety of drugs, and general market conditions, can have an adverse effect on the market price of our securities.

We have implemented anti-takeover provisions that could prevent an acquisition of our company at a premium price.

          Provisions of our Fourth Amended and Restated Certificate of Incorporation, as amended, and Second Amended and Restated Bylaws may make it difficult for a third party to acquire us and could discourage a third party from attempting to acquire us at a premium price.  These include provisions classifying our board of directors, prohibiting stockholder action by written consent and requiring advance notice for nomination of directors and stockholders’ proposals.  In addition, Section 203 of the Delaware General Corporation Law also imposes restrictions on mergers and other business combinations between us and any holders of 15% or more of our common stock.  Moreover, our certificate of incorporation allows our board of directors to issue, without further stockholder approval, preferred stock that could have the effect of delaying, deferring or preventing a change in control.  The issuance of preferred stock also could adversely affect the voting power of the holders of our common stock, including the loss of voting control to others.  In 2001, we adopted a Change in Control / Severance Policy that may have the effect of discouraging a third party from attempting to acquire us.  Our option plans provide that unvested options will become fully vested and exercisable upon a change in control of Women First.  The provisions of our certificate of incorporation and bylaws, our option plans, as well as certain provisions of Delaware law, may have the effect of discouraging or preventing an acquisition, or disposition, of our business.  These provisions also may diminish the opportunities for a stockholder to participate in certain tender offers, including tender offers at prices above the then-current fair market value of our common stock.  Some of our key contracts contain provisions that would allow the other party to the agreement to terminate the agreement upon a change in control.

ITEM 6.                   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

3.1(1)	Fourth Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Designation of Preferences and Rights of Senior Convertible Redeemable Preferred Stock, Series A.

10.1(2)	Asset Purchase Agreement, dated as of June 25, 2002, by and among Westwood-Squibb Colton Holdings Partnership, The Gillette Company, Bristol-Myers Squibb Company and Women First HealthCare, Inc.

10.2(2)	License Agreement, dated as of June 25, 2002, by and among The Gillette Company, Bristol-Myers Squibb Company and Women First HealthCare, Inc.

10.2(2)*	Supply Agreement, dated as of June 25, 2002, by and between Bristol-Myers Squibb Company and Women First HealthCare, Inc.

10.4(2)	Note and Warrant Purchase Agreement, dated as of June 25, 2002, by and among Women First HealthCare, Inc. and the Purchasers named therein.

10.5(2)	Form of Senior Secured Note dated June 25, 2002.

10.6(2)	Form of Common Stock Purchase Warrant dated June 25, 2002.

10.7(2)	Preferred Stock Purchase Agreement, dated June 25, 2002, by and among Women First HealthCare, Inc. and the Purchasers named therein.

10.8(2)	Registration Rights Agreement, dated June 25, 2002, related to the Notes and Warrants by and among Women First HealthCare, Inc. and the holders of Notes named therein.

10.9(2)	Registration Rights Agreement, dated June 25, 2002, related to the Preferred Stock by and among Women First HealthCare, Inc. and the holders of Preferred Stock named therein.

10.10(2)	Security Agreement, dated as of June 25, 2002, by and among Women First HealthCare, Inc. and the holders of Notes and Preferred Stock named therein.

(1)	Incorporated by reference to Women First HealthCare, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed August 13, 1999.

(2)	Incorporated by reference to Women First HealthCare, Inc.’s Current Report on Form 8-K filed July 2, 2002.

*	Women First HealthCare, Inc. has requested confidential treatment with respect to portions of this exhibit.

(b)	Reports on Form 8-K.

None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Women First HealthCare, Inc.

Date: August 13, 2002	By:	/s/ EDWARD F. CALSEA

Edward F. Calesa
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2002	By:	/s/ CHARLES M. CAPORALE

Charles M. Caporale
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)