Form 10-Q
period 2002-09-30
WOMEN FIRST HEALTHCARE INC
filed 2002-11-14
CIK 1081004

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Registrant’s Telephone Number, Including Area Code: (858) 509-1171

Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

          As of November 7, 2002, 22,949,381 shares of common stock, par value $.001 per share, were outstanding.

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

i

WOMEN FIRST HEALTHCARE, INC.

ii

PART 1 – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Women First HealthCare, Inc.
Consolidated Balance Sheets
(in thousands)

	September 30, 2002	December 31, 2001

	Unaudited
Assets
Current assets:
Cash and cash equivalents	$12,009	$19,378
Accounts receivable, net	13,573	7,666
Inventory	4,613	1,147
Prepaid expenses and other current assets	3,232	1,261

Total current assets	33,427	29,452
Property and equipment, net	934	1,066
Product rights, net	76,101	36,205
Intangible assets, net	2,775	2,809
Restricted cash	100	100
Deferred financing expenses	1,559	—
Notes receivable from officers	212	—
Other assets, net	4,320	1,406

Total assets	$119,428	$71,038

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,032	$2,139
Payable to related party	—	419
Accrued salaries and employee benefits	680	646
Accrued payroll taxes	5	1,350
Assumed liability for product returns	2,261	—
Other accrued liabilities	1,255	769
Note payable and accrued interest payable	2,925	2,728

Total current liabilities	11,158	8,051
Notes payable and accrued interest payable	42,310	17,267
Senior convertible redeemable preferred stock	13,344	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	23	22
Treasury stock	(100)	(100)
Additional paid-in capital	120,472	114,771
Deferred compensation	(22)	(87)
Accumulated deficit	(67,757)	(68,886)

Total stockholders’ equity	52,616	45,720

Total liabilities and stockholders’ equity	$119,428	$71,038

See accompanying notes.

Women First HealthCare, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ending Sept. 30,		Nine months ending Sept. 30,

	2002	2001	2002	2001

Net product revenue	$15,517	$5,890	$37,067	$18,511
Net service revenue from related party	—	—	—	44

Total net revenues	15,517	5,890	37,067	18,555
Cost of sales	4,769	1,740	10,781	5,504
Marketing and sales	6,338	3,587	16,761	11,153
General and administrative	1,588	1,704	4,435	5,667
Regulatory, research and development	172	111	434	337

Total costs and expenses	12,867	7,142	32,411	22,661

Income (loss) from operations	2,650	(1,252)	4,656	(4,106)
Interest and other income	51	364	160	809
Interest expense	(1,550)	(193)	(2,319)	(195)

Net income (loss)	1,151	(1,081)	2,497	(3,492)
Accretion of beneficial conversion feature related to convertible preferred stock	—	—	(1,024)	—
Accretion of stated value of convertible preferred stock	(325)	—	(344)	—

Net income (loss) available to common stockholders	$826	$(1,081)	$1,129	$(3,492)

Net income (loss) per share:
Basic	$0.05	$(0.05)	$0.11	$(0.19)

Diluted	$0.05	$(0.05)	$0.10	$(0.19)

Net income (loss) per share available to common stockholders:
Basic and diluted	$0.04	$(0.05)	$0.05	$(0.19)

Weighted average shares used in computing net income share:
Basic	22,941	20,924	22,818	18,777

Diluted	23,536	20,924	23,801	18,777

See accompanying notes.

Women First HealthCare, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended Sept. 30,

	2002	2001

Operating activities:
Net income (loss)	$2,497	$(3,492)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	809	468
Amortization of product rights	2,591	611
Amortization of deferred compensation	65	82
Compensation expense related to stock options	—	50
Interest accretion and amortization of original issue discount	1,371	195
Changes in operating assets and liabilities	(10,695)	(1,321)

Net cash used in operating activities	(3,362)	(3,407)
Investing activities:
Acquisition of product rights	(40,226)	—
Transfer of product of manufacturing rights	(2,387)	—
Loans to officers	(450)	—
Purchases of property and equipment and other	(798)	(408)

Net cash used in investing activities	(43,861)	(408)
Financing activities:
Issuance of note payable	28,000	—
Financing costs	(1,693)	—
Issuance of senior convertible redeemable preferred stock	13,000	—
Issuance of common stock	547	29,925

Net cash provided by financing activities	39,854	29,925

Net increase (decrease) in cash and cash equivalents	(7,369)	26,110
Cash and cash equivalents at beginning of the period	19,378	9,508

Cash and cash equivalents at end of the period	$12,009	$35,618

Supplemental investing and financing activities
Issuance of common stock and note payable to acquire product rights	$—	$15,000
Assumption of returns liability in lieu of cash payment for product rights	2,500	—
Issuance of warrants in connection with product rights acquisition	5,746	—

See accompanying notes.

Women First HealthCare, Inc.
Notes to Consolidated Financial Statements - Unaudited
September 30, 2002

1.          Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements of Women First HealthCare, Inc. (the “Company” or “Women First”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.  These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Reclassifications

     Certain reclassifications were made to prior periods to conform to the current period presentation.

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

Revenue Recognition

     The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.  In addition, the Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based on factors such as passage of title, installation, payments and customer acceptance. The Company records sales for its pharmaceutical and self-care products at time of shipment. The Company provides for returns at the time of sale based on estimated merchandise returns. Other adjustments to its pharmaceutical product sales are made for product discounts, estimated rebates, estimated chargebacks, Medicaid-sponsored payor allowance discounts and early payment discounts.

Comprehensive Income

     For the periods presented in the accompanying financial statements, the Company has no items for which comprehensive income (loss) would materially differ from the reported net income (loss).

Net Income (Loss) Per Share

     Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted net income per share includes common stock equivalent shares, comprised of shares of common stock issuable upon the exercise of stock options, warrants and conversion of preferred stock and a note payable, if dilutive.  There were 6.8 million potentially dilutive common shares at September 30, 2002 (not all were dilutive as of September 30, 2002).  Common stock equivalents are not included in the calculation of diluted net loss per share, as their impact would be antidilutive.

     Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Weighted average common shares outstanding used in calculating basic per share amounts	22,941	20,924	22,818	18,777
Net effect of dilutive common share equivalents using the treasury stock method	595	—	983	—

Shares used in calculating diluted per share amounts	23,536	20,924	23,801	18,777

Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001.  Under these rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement.  As of September 30, 2002, the Company had goodwill and intangible assets valued at approximately $2.7 million.  During the second quarter of 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets to determine if a transition impairment charge should be recognized under SFAS 142.  The tests showed that no impairment charge should be recognized.  The Company will hereafter test at least annually for impairment.

     Upon adoption of SFAS 142, the Company stopped amortizing goodwill and certain other intangibles.  This reduced annual amortization expense by approximately $236,000.

2.          Inventory

     Inventory consists of the following components (in thousands):

	September 30, 2002	December 31, 2001

Pharmaceutical products	$3,993	$624
Self-care products	620	523

Total inventory	$4,613	$1,147

3.          Product rights acquisition

     On June 25, 2002, the Company acquired exclusive worldwide rights and title to Vaniqa® (eflornithine hydrochloride) Cream, 13.9%, from a joint venture formed by Bristol-Myers Squibb Company (“BMS”) and The Gillette Company (“Gillette”).  Vaniqa® is a topical cream clinically proven to slow the growth of unwanted facial hair in women.  Vaniqa® was approved for marketing by the U.S. Food and Drug Administration in July 2000 and is the only prescription pharmaceutical available for this prevalent condition.  Vaniqa® also has been granted regulatory approval in 25 international markets including the European Union, Canada and major Latin American countries.

     The Company paid $38,500,000 in cash to the joint venture parties and assumed a $2,500,000 liability for product returns for the Vaniqa® product, including all related product rights, inventory, regulatory filings and patent rights.  The Company also secured the right to pursue an over-the-counter strategy and to develop enhanced formulations of Vaniqa®.  The Company, BMS and Gillette entered into an Asset Purchase Agreement and License Agreement to provide for the sale or license of all of the joint venture parties’ Vaniqa® assets.  The Company did not acquire any facilities, equipment or personnel in the transaction. BMS and the Company also entered into a related Supply Agreement, whereby BMS will continue to manufacture Vaniqa® for three years following the acquisition.

     The Company financed the acquisition through the issuance of $28,000,000 of senior secured notes (the “Notes”) and $13,000,000 of convertible preferred stock (the “Preferred Stock”).

     The Notes mature in September 2005 and bear interest at the initial rate of 11% per annum, which increases to 12.5% per annum 18 months from the closing and 13% per annum 24 months from the closing. Interest on the Notes is required to be paid in cash, except that the Company may pay interest amounts in excess of 11% per annum in cash or through the issuance of additional Notes.  The Notes may be redeemed by the Company at any time at a redemption price of 108% of the aggregate principal amount outstanding (the “Redemption Price”) plus accrued and unpaid interest.  The Notes are required to be redeemed with 100% of the proceeds of future loans and sales of debt securities and 75% of the proceeds of future sales of equity securities, subject to various exceptions, including proceeds from equity securities that are used for acquisitions of pharmaceutical products and other assets meeting specified criteria.  In addition, the holders of the Notes have the right to require the Company to redeem the Notes at the Redemption Price upon certain changes in control of the Company. For purposes of the Notes, a change in control would include an event where Edward F. Calesa, the Company’s Chairman and Chief Executive Officer, ceases to (i) beneficially own at least 4,500,000 shares of the Company’s common stock or (ii) serve as the Company’s Chief Executive Officer, unless either event is caused by his death at a time when the Company holds “key man” life insurance on Mr. Calesa for the benefit of the investors of at least $10,000,000 while all of the Notes are outstanding or a lower insurance amount that decreases proportionately as the Notes are redeemed, but not less than $5,000,000. The Company is currently maintaining “key man’ life insurance on Mr. Calesa for the benefit of the investors in an amount of $10,000,000.  The Company also must generally use 75% of its “excess cash flow” (as defined in the Note and Warrant Purchase Agreement) to redeem the Notes at 100% of the aggregate principal amount outstanding plus accrued but unpaid interest.  The Notes prohibit additional indebtedness, subject to exceptions, and contain a variety of financial and other covenants. The Company’s obligations under the Notes are secured by a pledge of the Company’s interest in its Vaniqa-related assets.

     The purchasers of the Notes also received warrants exercisable for 1,699,438 shares of common stock at an exercise price of $5.50 (subject to certain antidilution adjustments) per share for no additional consideration.  The warrants expire in December 2006.

     The Preferred Stock has an aggregate initial stated value equal to $13,000,000, which accretes at a rate of 10% per annum, calculated quarterly, which increases to 11.5% per annum 18 months from the closing and 12.5% per annum 24 months from the closing. The Preferred Stock is convertible at any time at the option of the holders into shares of the Company’s common stock at a rate equal to the accreted stated value divided by $6.35, subject to certain antidilution adjustments.  Unless previously converted, the Company will be required to redeem the Preferred Stock for cash at its accreted stated value plus accrued and unpaid dividends, if any, in June 2006. If the Company’s common stock trades at three times the conversion price of the Preferred Stock for a specified period of time, the Company may, at its option, require the mandatory conversion of the Preferred Stock or redeem the Preferred Stock, subject to the holders’ rights to convert to common stock before such optional redemption is completed.  The holders of the Preferred Stock have the right to require the Company to redeem the Preferred Stock at 108% of its accreted stated value upon certain changes in control of the Company. For purposes of the Preferred Stock, a change in control would include an event where Mr. Calesa ceases to (i) beneficially own at least 4,500,000 shares of the Company’s common stock while the Notes are outstanding or 3,500,000 shares after the Notes have been redeemed or (ii) serve as the Company’s Chief Executive Officer, unless these events are caused by his death at a time when the Company holds “key man” life insurance on Mr. Calesa for the benefit of the investors of at least $10,000,000 while all of the Notes are outstanding or a lower insurance amount that decreases proportionately as the Notes are redeemed, but not less than $5,000,000. The Company is currently maintaining “key man’ life insurance on Mr. Calesa for the benefit of the investors in an amount of $10,000,000.  In addition, the Company is required to offer to redeem the Preferred Stock at 108% of its initial stated value with 100% of the proceeds of future loans and sales of debt securities (other than debt expressly permitted by the terms of the Preferred Stock) and 75% of the proceeds of future sales of equity securities, subject to the senior rights of the Notes to be redeemed first and to various other exceptions, including proceeds from equity securities that are used for acquisitions of pharmaceutical products and other assets meeting specified criteria. The Company also must generally use 75% of its “excess cash flow” (as defined in the Certificate of Designation for the Preferred Stock) to offer to redeem the Preferred Stock at 100% of its accreted stated value, subject to the senior rights of the Notes.  In addition, in the event of a merger or acquisition of the Company, the Company may cause the Preferred Stock to be converted into cash, the securities offered in the transaction or a combination of the two so long as the value of the consideration is three times the conversion price of the Preferred Stock. The terms of the Preferred Stock contain a variety of covenants, including a limitation on the incurrence of debt. The Company’s obligations under the terms of the Preferred Stock are secured by a pledge of the Company’s interest in its Vaniqa-related assets, subject to the senior rights of the Notes.

     The financing was provided by certain affiliates of CIBC Capital Partners and Whitney & Co., LLC. Among other affirmative covenants, the Company agreed that the holders of the Notes and the Preferred Stock are entitled to appoint together a single non-voting observer to attend meetings of the Company’s Board of Directors until the amount of outstanding Notes and Preferred Stock decreases below 10% of the principal or stated value of Notes and Preferred Stock issued by the Company at the closing.

4.          Segment and Significant Customer Disclosures

     Information as to the segment operations is set forth below based on the nature of the products and services offered.  The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income or loss, defined as income or loss before interest and other income and interest expense.  Operating income or loss by segment does not include corporate overhead allocations. Transactions between segments are not significant. Each segment generates revenues entirely in the United States.  The Company does not evaluate segment performance or allocate resources based on a segment’s assets; therefore, assets are not reported by segment.  Included under corporate marketing and sales expense shown below for the three months and nine months ended September 30, 2001 is $61,000 and $209,000, respectively, relating to Trialogue TM, a segment which the Company has phased out.

Three months ended September 30, 2002 (in thousands):

	Consolidated	Pharmaceutical	Consumer	Corporate

Net product revenue	$15,517	$14,035	$1,482	$—
Cost of sales	4,769	4,100	669	—
Marketing and sales	6,338	5,603	735	—
General and administrative	1,588	—	187	1,401
Regulatory, research and development	172	172	—	—

Total costs and expenses	12,867	9,875	1,591	1,401

Income (loss) from operations	2,650	4,160	(109)	(1,401)
Interest and other income	51	—	—	51
Interest expense	(1,550)	—	—	(1,550)

Net income (loss)	$1,151	$4,160	$(109)	$(2,900)

Three months ended September 30, 2001 (in thousands):

	Consolidated	Pharmaceutical	Consumer	Corporate

Net product revenue	$5,890	$4,343	$1,547	$—
Cost of sales	1,740	1,134	606	—
Marketing and sales	3,587	2,812	714	61
General and administrative	1,704	—	282	1,422
Regulatory, research and development	111	111	—	—

Total costs and expenses	7,142	4,057	1,602	1,483

Income (loss) from operations	(1,252)	286	(55)	(1,483)
Interest and other income	364	—	—	364
Interest expense	(193)	—	—	(193)

Net income (loss)	$(1,081)	$286	$(55)	$(1,312)

Nine months ended September 30, 2002 (in thousands):

	Consolidated	Pharmaceutical	Consumer	Corporate

Net product revenue	$37,067	$31,325	$5,742	$—
Cost of sales	10,781	8,328	2,453	—
Marketing and sales	16,761	14,031	2,730	—
General and administrative	4,435	—	574	3,861
Regulatory, research and development	434	434	—	—

Total costs and expenses	32,411	22,793	5,757	3,861

Income (loss) from operations	4,656	8,532	(15)	(3,861)
Interest and other income	160	—	—	160
Interest expense	(2,319)	—	—	(2,319)

Net income (loss)	$2,497	$8,532	$(15)	$(6,020)

Nine months ended September 30, 2001 (in thousands):

	Consolidated	Pharmaceutical	Consumer	Corporate

Net product revenue	$18,511	$12,856	$5,655	$—
Net service revenue from related party	44	44		—

Total net revenues	18,555	12,900	5,655	—
Cost of sales	5,504	3,046	2,458	—
Marketing and sales	11,153	8,347	2,597	209
General and administrative	5,667	—	900	4,767
Regulatory, research and development	337	337	—	—

Total costs and expenses	22,661	11,730	5,955	4,976

Income (loss) from operations	(4,106)	1,170	(300)	(4,976)
Interest and other income	809	—	—	809
Interest expense	(195)	—	—	(195)

Net income (loss)	$(3,492)	$1,170	$(300)	$(4,362)

     Sales to three customers represented an aggregate of 72% and 47% of net product revenue during the three-month periods ended September 30, 2002 and 2001, respectively    Sales to the same customers represented an aggregate of 68% and 46% of net product revenue during the nine-month periods ended September 30, 2002 and 2001, respectively.

     Net pharmaceutical product revenues by product lines is as follows (in thousands):

	Three months ended Sept. 30,		Nine months ended Sept. 30,

	2002	2001	2002	2001

Pharmaceutical category:
Women’s health	$8,811	$4,075	$18,274	$12,565
Pain management	4,853	172	9,741	171
Other	371	96	3,310	120

Total net pharmaceutical revenues	$14,035	$4,343	$31,325	$12,856

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

     Women First is a specialty pharmaceutical company dedicated to improving the health and well being of midlife women.  Our mission is to help midlife women make informed choices about their physical and emotional health and to provide pharmaceutical products and self-care products to help these women improve the quality of their lives.  We market these products in the United States through a number of channels including our dedicated sales force, our direct-to-consumer marketing programs through our internet sites, womenfirst.com and aswechange.com, and through our As We Change® national mail order catalog.

     The prescription products we offer include the following:

 •  Ortho-Est® Tablets, an oral estrogen product that we acquired from Ortho-McNeil Pharmaceutical effective January 1, 2001,

 •  Esclim™, an estrogen patch system for which we have the exclusive right (subject to exceptions) to market, use, distribute and sell in various dosages in the United States and Puerto Rico pursuant to a distribution and license agreement with Laboratoires Fournier S.A.,

 •  Vaniqa® (eflornithine hydrochloride) Cream, 13.9%, a topical cream clinically proven to slow the growth of unwanted facial hair in women for which we acquired exclusive worldwide rights in June 2002 from a joint venture formed by Bristol-Myers Squibb Company and The Gillette Company,

 •  Midrin®, a prescription headache management product for which we acquired exclusive U.S. rights and title from Elan Pharma International Ltd. and Elan Corporation plc in June 2001,

 •  Bactrim™, an antibacterial product line used primarily in the treatment of certain urinary tract infections for which we acquired exclusive U.S. rights from Hoffman-LaRoche in October 2001,

 •  Equagesic® Tablets, a pain management product for which we acquired all rights in the U.S. and Puerto Rico from American Home Products Corporation (now known as Wyeth) in November 2001, and

 •  Synalgos®-DC Capsules, a pain management product for which we acquired all rights in the U.S. and Puerto Rico from Wyeth in November 2001.  In August 2002, we launched a new marketing strategy for this product by changing the packaging to a “painpak” consisting of 12 capsules in a blister package.

Results of Operations

     Net revenue.  For the three months ended September 30, 2002, total net revenue was $15.5 million as compared to $5.9 million in the prior year period.  Revenue in the current period was derived from the pharmaceutical division ($14.0 million or 90.4% of total net revenue) and consumer business ($1.5 million or 9.6% of total net revenue).  In last year’s third quarter, the pharmaceutical division contributed revenue of $4.3 million (73.7%) and consumer business contributed $1.6 million (26.3%).

     For the nine months ended September 30, 2002, total net revenue was $37.1 million as compared to $18.6 million in the prior year nine-month period.  Revenue in the current period was derived from the pharmaceutical division ($31.3 million or 84.5% of total net revenue) and consumer business ($5.8 million or 15.5% of total net revenue).  In last year’s nine-month period, the pharmaceutical division contributed revenue of $12.9 million (69.5%) and consumer business contributed $5.7 million (30.5%).  All of the current period revenue, and virtually all of the prior year revenue, is from product sales of our pharmaceutical products and sales of self-care products and clothing through our As We Change® national mail order catalog.

     Cost of sales.  Cost of sales, which is primarily comprised of amounts we pay to suppliers for product and amortization of product rights, increased to $4.8 million in the three-month period ended September

30, 2002 from $1.7 million in the year earlier period.  For the nine months ended September 30, 2002, cost of sales increased to $10.8 million from $5.5 million in the prior year.  The gross margin declined slightly to 69.3% in the current quarter from 70.5% in the prior year’s quarter. The decline in gross margin is partially the result of selling the Vaniqa® inventory we acquired from BMS at a significant discount because it had a short shelf live.  For the nine-month current period, the gross margin improved slightly to 70.9% from 70.3%.  Product mix plays a large part in the gross margin calculation.

     Operating expenses.  Marketing and sales expenses, general and administrative expenses, and regulatory, research and development expenses (collectively “operating expenses”) increased $2.7 million (49.9%) to $8.1 million in the three-month period ended September 30, 2002 from $5.4 million in the year earlier period.  However, as a percent of sales, operating expenses fell from 91.7% in the third quarter of 2001 to 52.2% in the third quarter of 2002.  The marketing and sales component of operating expenses  increased 76.7%  quarter-over-quarter reflecting a larger sales force (added in late 2001 initially to support EsclimTM, but currently also supporting Vaniqa® and Synalgos®-DC painpak), the addition of a third-party sales force to promote Synalgos®-DC painpak, the use of telesales, higher commissions, increased marketing spending particularly in support of EsclimTM and our two new products, Vaniqa® and Synalgos®-DC painpak, expenses for marketing programs in support of our products’ formulary listings with AdvancePCS, Caremark and Express Scripts, and an increase in expenses allocated from general and administrative expenses in 2002.  General and administrative expenses declined slightly by $.1 million.

     Operating expenses for the nine-month period were $21.6 million, 26.1% higher than in the prior year period.  However, as a percent of sales, operating expenses fell from 92.5% in the first nine months of 2001 to 58.4% in the same period of 2002.  As was true for the quarter, the increase in spending was most prominent in the marketing and sales component where the increase was 50.3% period-over-period for the reasons noted above.  General and administrative expenses declined 21.7%  period-over-period primarily as a result of bad debt expense incurred during the 2001 period, the discontinuance of amortization of goodwill and indefinite lived intangible assets as required under SFAS 142, and an increase in expenses allocated to sales and marketing expenses in 2002.

     Income (loss) from operations.  Income from operations in the three-month period ended September 30, 2002 was $2.7 million, an improvement of $3.9 million from the loss of $1.3 million in the third quarter of last year.  The improvement is attributable to a 223% increase in pharmaceutical sales, partially offset by the decline in the gross margin percentage and the growth in operating expenses.

     Income from operations in the nine-month period ended September 30, 2002 was $4.7 million, an improvement of $8.8 million from the prior year period’s loss of $4.1 million.  The improvement is attributable to a 143% increase in pharmaceutical sales, partially offset by the decline in the gross margin percentage and the growth in operating expenses.

     Interest and other income.  In the three-month period ended September 30, 2002, interest and other income was $.05 million and consisted entirely of interest income on cash balances.  In the prior year period, interest and other income was $.4 million and included $.2 million of income related to the cancellation of a co-promote agreement.  For the nine months ended September 30, 2002, interest and other income was $.2 million consisting entirely of interest income on cash balances.  In the last year’s nine-month period, interest and other income was $.8 million, $.2 million of which was attributable to accretion of a $.5 million non-compete from a related party and $.2 million related to the cancellation of the co-promote agreement.

     Interest expense.  Interest expense was $1.6 million and $2.3 million, respectively, for the three-month and nine-month periods ended September 30, 2002 compared to $.2 million in both the three-month and nine-month periods in 2001.  Interest expense is on our outstanding debt relating to product acquisitions and includes the amortization of original issue discount related to the senior secured notes issued to finance the acquisition of Vaniqa®.  The significant increase in interest expense in the third quarter of 2002 is due to the first full quarter effect of interest on the debt to finance the acquisition of Vaniqa® and interest on the debt to finance the acquisition of Equagesic and Synalgos which occurred in the fourth quarter of 2001.

     Accretion of beneficial conversion feature.  During the first nine months of 2002, we incurred a one-time, non-cash charge of $1.0 million for the beneficial conversion feature of our convertible preferred stock issued to finance the acquisition of Vaniqa®.  At the time of issuance, the conversion price was less than the market price of our common stock.

     Accretion of stated value of convertible preferred stock.  For the three-month and nine-month periods ended September 30, 2002, we recognized an expense of $325,000 and $344,000, respectively, which represented the amount by which the stated value of the convertible preferred stock issued to finance the Vaniqa® acquisition accreted in accordance with the terms of the convertible preferred stock.

Segment Reporting

     We operate in two segments: (i) the pharmaceutical division, which is responsible for marketing and sales of prescription products and pH paper, a diagnostic product; and (ii) the consumer division, which is responsible for marketing and sales of self-care products.  Each segment is a strategic business unit that offers different products and services.  They are each managed separately because they perform different services utilizing different and distinct operations.

Pharmaceutical Division

     Our pharmaceutical division reported revenues of $14.0 million in the third quarter of 2002, an increase of $9.7 million or 223.2% from last year’s third quarter.  For the nine months ended September 30, 2002, the division recorded revenues of $31.3 million, an increase from the same period in the prior year of $18.4 million, or 142.8%.  All of our pharmaceutical products, including Vaniqa®, produced revenue in 2002.  In last year’s third quarter and nine-month periods, revenue was recorded on Ortho-Est® Tablets, Esclim™, and Midrin® only.

     Our gross margin decreased to 70.8% in the third quarter of 2002 from 73.9% in the prior year period and decreased to 73.4% in the first nine months of 2002 from 76.4% in the prior year period.  This is primarily the result of including product amortization charges of $1.3 million in cost of sales in the third quarter of 2002 versus $.2 million in the same period in 2001.  For the first nine months of 2002, product amortization was $2.6 million versus $.2 million in the 2001 period.  In addition, the decline in gross margin is partially the result of selling the Vaniqa® inventory we acquired from BMS at a significant discount because it had a short shelf live.

     Operating expenses in the second quarter 2002, exclusive of cost of sales, were $5.8 million or $2.9 million (97.6%) above the prior year period.  For the nine-month period ended September 30, 2002, operating expenses, exclusive of cost of sales, were $14.5 million or $5.8 million (66.6%) higher than in the prior period.  Both increases reflect a larger sales force (added in late 2001 initially to support EsclimTM, but currently also supporting Vaniqa® and Synalgos®-DC painpak), the addition of a third-

party sales force to promote Synalgos®-DC painpak, the use of telesales, higher commissions, increased marketing spending particularly in support of EsclimTM and our two new products, Vaniqa® and Synalgos®-DC painpak, expenses for marketing programs in support of our products’ formulary listings with AdvancePCS, Caremark and Express Scripts, and an increase in expenses allocated from general and administrative expenses .

     As a result of factors discussed above, our pharmaceutical division recorded profits of $4.2 million in the third quarter and $8.5 million for the first nine months of 2002 compared to a profit of $.3 million and $1.2 million in the comparable prior year periods.

Consumer Division

     Our consumer division reported revenues of $1.5 million and $5.7million for the third quarter and first nine months of 2002, respectively.  These are approximately the same amounts reported in the comparable 2001 periods.

     The gross margin for the third quarter of 2002 decreased to 54.9% from 60.8% for the comparable period last year primarily due to an increase in discounts offered to customers and a change in product mix.  The gross margin was 57.3% for the nine-month period ended September 30, 2002, which is approximately the same as the 56.5% gross margin in the prior-year period.

     Operating expenses, exclusive of cost of sales, in the third quarter decreased $.1 million from the prior year’s comparable period.  For the nine-month period, operating expenses declined $.2 million from last year.  Most of the decline in both periods was related to the discontinuance of amortization of goodwill and indefinite lived intangible assets as required under SFAS 142.

     As a result of the above, our consumer division reported a loss of $.1 million in the third quarter and a near breakeven in the first nine months of 2002 compared to a near breakeven in last year’s third quarter and a loss of $.3 million in last year’s first nine months.

Corporate

     Corporate general and administrative expenses were nearly unchanged from the third quarter of 2001 to the third quarter of 2002.  For the nine-month period, the decline in 2002 was $.9 million to $3.9 million from $4.8 million in the first nine months of 2001.  The reduction was primarily the result of bad debt expense of  $.3 million affecting last year’s period and an increase in expenses allocated to sales and marketing expenses in 2002.

Critical Accounting Policies

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

  Reserve for returns, chargebacks and discounts and allowance for doubtful accounts

     Our ability to collect outstanding receivables from third-party payors is critical to our operating performance and cash flows.  As of September 30, 2002, the reserve for product returns, chargebacks and discounts was 14.5% of the gross amount of receivables in the pharmaceutical division.  We determined this valuation based on an analysis of product shipments, new and total prescription trends, and the estimated amount of product in the distribution channel.  We analyze this reserve every quarter and make adjustments based on actual returns, chargebacks, discounts and product distribution sell-through.  The allowance for doubtful accounts at September 30, 2002 is 0.2% of total receivables and is established by reviewing the accounts receivable aging on an individual customer basis.  Based on this review, the allowance is established and adjusted quarterly as necessary.

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

Factors Affecting Results of Operations

     We earned a net income of $2.5 million for the nine months ended September 30, 2002 (before the accretion of beneficial conversion feature and the accretion of stated value of preferred stock).  We incurred losses of $3.4 million, $22.6 million, $33.5 million and $9.4 million in the years ended December 31, 2001, 2000, 1999 and 1998 respectively.  2001 marked the first complete year of operations under our new management and the new strategic direction of owning and licensing pharmaceutical products as opposed to co-promoting them.  While we have realigned our expense structure with expected revenues, many of our expenses are fixed, especially in the short term, and our revenues are variable.  Because of this, our results of operations have varied during our short operating history and we expect that they will continue to fluctuate, perhaps significantly, in the future.  In addition, other factors may cause fluctuations in our revenues and results of operations in the future, including the following:

•	the success or failure of our sales force in distributing our current product line and changes in market acceptance of those products,

•	excessive and unexpected generic competition to the products we offer,

•	manufacturing problems that limit our ability to acquire saleable product on time and at reasonable terms,

•	earlier than expected termination of our supply and/or license agreements,

•	our ability to acquire new products,

•	our ability to grow sales of EsclimTM, an estrogen patch system under license from Laboratoires Fournier S. A.,

•	our ability to grow sales of Midrin®, a product we acquired in June 2001,

•	our ability to grow sales of Bactrim™, a product we acquired in October 2001,

•	our ability to grow sales of Equagesic® and Synalgos®, products we acquired in November 2001,

•	our ability to grow sales of Vaniqa®, a product we acquired in June 2002,

•	legislative changes that affect our products and the way we market them and our ability to comply with new or existing regulations,

•	the amount and timing of expenditures for the expansion of our operations,

•	competitive products and/or companies that target our market niche and are successful in reaching our market,

•	changes in the competitive environment that could cause us to change our pricing or marketing strategy,

•	the timing and amount of possible future write-offs of impaired goodwill and indefinite lived intangible assets pursuant to Statement of Financial Accounting Standards No. 142, and

•	changes in the economic and market environment generally or in the health care industry.

     To the extent our revenues do not cover our expenses, we may be unable to reduce spending commitments in a timely manner to compensate for any unexpected revenue shortfall and may experience unanticipated losses.  As a result of these factors, our operating results in one or more future periods may fail to meet the expectations of investors.

Liquidity and Capital Resources

     At September 30, 2002, our working capital was $22.3 million compared to $21.4 million at December 31, 2001.  Cash and cash equivalents were $12.0 million at September 30, 2002 compared to $19.4 million at December 31, 2001.

     In our short history, we have had two primary sources of liquidity – revenues from product sales and educational grants and proceeds from private placements of equity and debt securities and our initial public offering of common stock.  We have generated $119.9 million in revenues since our inception and raised $122.2 million from equity offerings.  In addition, we have incurred debt, totaling $45.2 million outstanding as of September 30, 2002, to finance the acquisition of the rights to market the pharmaceutical products we sell.

     In addition to operating expenses and debt service, our primary use of funds has been and will continue to be to fund capital expenditures and to obtain the rights to market and distribute products.  While we intend to continue pursuing the potential addition of a prescription product or product line, either through acquisition or licensing, we currently have no firm commitments.  We believe that additional product acquisitions will almost certainly require use of funds.

     Net cash used in operating activities was $3.4 million for the nine months ended September 30, 2002.  Net cash used in investing activities was $43.9 million for the same period.  Investing activities consisted primarily of the acquisition of Vaniqa®, the transfer of product manufacturing rights, purchases of property and equipment, and $.5 million of loans made to officers of Women First.  Net cash provided by financing activities was $39.9 million for the same period and consists mainly of proceeds from the issuance of convertible preferred stock and notes payable in connection with the Vaniqa® acquisition.

     We believe that based on our current performance and future plans, our existing cash balances will be sufficient to fund our operations, make planned capital expenditures and meet our debt service commitments for the  next twelve months, but we may need additional capital to acquire prescription products or companies.  If cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain credit facilities.  While we currently do not have any lines of credit, we are in the preliminary stages of establishing a $5 million line to be secured by receivables and inventory.  The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.  We may not be able to raise any such capital, if needed, on terms acceptable to Women First or at all.  The extent of our needs for additional liquidity will depend on our future operating performance, which is itself dependent on a number of factors, many of which we cannot control, including prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting our business and operations.

     Our senior secured notes, issued in conjunction with our financing of Vaniqa®, contain financial covenants that we have to comply with beginning in the third quarter of 2002.  These covenants require us to maintain a minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, a minimum net worth and a minimum fixed charge coverage ratio.  In addition, we have restrictions on our ability to create liens, sell assets and make capital expenditures under the terms of the senior secured notes.  If we fail to comply with these requirements, our lenders can accelerate payment of the notes.

     The following table shows our contractual and commercial obligations by due date (in thousands):

Contractual Obligations	Total	2002	2003-2004	2005-2006	After 2006

Long term debt	$45,500	$—	$6,500	$28,000	$11,000
Short term debt	3,250	3,250	—	—	—
Operating lease obligations	1,797	719	1,023	55	—

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our distribution and license agreement with Laboratoires Fournier S.A. requires us to calculate the purchase price of the Esclim™ estradiol transdermal product in euros.  As a result, our operating results for this product are exposed to changes in exchange rates between the U.S. dollar and the European euro. We do not believe that this exposure is material.

ITEM 4.	CONTROLS AND P ROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we completed our evaluation.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUB MISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Factors that May Affect Future Performance

     The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time.

We have been in business a short time and have experienced significant losses since our inception.

     We are an early stage company with a history of losses.  We have incurred significant losses since we were founded in November 1996, accumulating a deficit of $67.8 million through September 30, 2002.  Although we were profitable in the fourth quarter of 2001 and the first three quarters of 2002, we may not be able to achieve profitability on an annual basis or to sustain profitability on a quarterly basis in the future.  Early stage companies such as ours frequently encounter problems, delays and expenses that may be beyond our control.  These include, but are not limited to, unanticipated problems and additional costs related to marketing, competition, manufacturing and product acquisitions and development.

If our products do not achieve and maintain market acceptance, we will be unable to realize our operating objectives.

     Our estrogen replenishment therapy products may not maintain market acceptance.  Esclim™, our lead product, and our Ortho-Est® Tablets compete in the estrogen replenishment therapy (“ERT”) market.  In a study published in the Journal of the American Medical Association in July 2002, researchers affiliated with the National Cancer Institute reported that women on ERT after menopause ran a higher risk of ovarian cancer after ten years of use.  This study and others could decrease the demand for our Esclim™ and Ortho-Est® Tablets products.  These products also compete with combination estrogen/progestin hormonal replenishment therapy products.  In another study published in the Journal of the American Medical Association in July 2002, researchers affiliated with the National Institutes of Health announced that its National Heart, Lung and Blood Institute had stopped the clinical trial of combination estrogen/progestin hormonal replenishment therapy in healthy menopausal women because of an increased risk of invasive breast cancer, heart attacks, strokes and blood clots.  While this study noted no increased risk of breast cancer, heart attacks, strokes or blood clots for women on estrogen replenishment therapy, the perception of such a risk could decrease the demand for our Esclim™ and Ortho-Est® Tablets products.

     Other products we have acquired, such as Midrin®, Bactrim™, Equagesic®, Synalgos®, and Vaniqa®, and those products we may acquire in the future, if any, likewise may not achieve or maintain market acceptance.  The market acceptance of all of our products will depend on, among other factors:

•	their advantages over existing competing products,

•	their perceived efficacy, safety and cost,

•	the extent to which they are substituted generically by the pharmacy,

•	the actual or perceived side effect profile of our products, and

•	the reimbursement policies of the government and third-party payors.

     Our business model assumes that our marketing programs and strategies and the growth in our target market will result in increased revenues.  If our marketing programs and strategies do not succeed in generating increased revenues, we will be unable to realize our operating objectives.  If the clinicians we target do not recommend and prescribe the products we offer or if midlife women do not regularly use these products, we will experience losses in the future which could, in turn, adversely affect the trading price of our common stock and the value of your investment.

Our business model requires the development and profitability of our pharmaceutical division and reaching breakeven in our consumer division.  If we fail to implement key elements of our business plan, we may not succeed.

     We have embarked on an ambitious plan to provide prescription and non-prescription products to midlife women.  As part of our plan, we have acquired rights to specialty pharmaceutical products that we believe are well suited to midlife women.  We also  may seek to acquire additional product rights in the future.  We also offer products through our consumer division that help to support our pharmaceutical business.  To promote our products, we will seek to persuade obstetricians, gynecologists, nurse practitioners and physicians’ assistants focused on women’s health to prescribe and recommend the products we offer.  However, there is a limited market awareness of our company and the products and services we offer.  If we do not generate sufficient demand for our current or future products, our business may not succeed and our stockholder’s investments in us may suffer.

Any failure by us to obtain rights to additional products and successfully integrate them may limit our growth potential.  We are uncertain of our ability to obtain additional financing at favorable terms for future product acquisitions.

     In the future, we may obtain rights to additional products through license or acquisition agreements to expand our business beyond its current size.  Our failure to obtain rights to market products or to acquire products on acceptable terms or to integrate these products into our organization may limit our growth opportunities if our current sales do not grow as anticipated.  We may not be able to identify appropriate licensing or acquisition candidates in the future.  Even if we identify an appropriate candidate, competition for it may be intense.  We may not be able to successfully negotiate the terms of a license or acquisition agreement on commercially acceptable terms.  The negotiation of agreements to obtain rights to additional products could divert our management’s time and resources from our existing business.  Moreover, we may be unable to finance an acquisition or integrate a new product or company into our existing business.

     Although we believe that our existing cash balances will be sufficient to meet our working capital, debt service, and capital expenditure requirements for at least the next twelve months, we may nevertheless decide to obtain a working capital line of credit to finance our inventories of products and our accounts receivable, and we may need additional capital to acquire additional prescription products or companies.  For example, in June 2002, we financed the acquisition of rights to Vaniqa® through the issuance of $28 million of senior secured notes and $13 million of convertible preferred stock.  Future funding, if needed, may not be available on acceptable terms, if at all.  If additional funds are needed and not available, we may be required to postpone obtaining new products through license or acquisition.  This could have the effect of limiting our growth to the growth we can achieve through our efforts to expand sales of our existing portfolio of products.  If we raise additional funds through the issuance of equity securities or we issue equity securities for one or more significant acquisitions, the percentage ownership of our then-current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.  If we raise additional funds through the issuance of debt securities, these new securities could have certain rights, preferences and privileges senior to those of the holders of our common stock, and the terms of these debt securities could impose restrictions on our operations.

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

     Failure to meet or exceed the expectations of securities analysts or investors could negatively affect our stock price and your investment.

     We are dependent on a single source of supply for each of the pharmaceutical products we offer.  If one of our suppliers fails to supply adequate amounts of a product we offer, our sales may suffer.

     We are dependent on single sources of supply for the pharmaceutical products we offer.  The following companies are currently our sole suppliers for the indicated products:

 •  Pharmaceutics International, Inc. supplies Ortho-Est® Tablets to us under an agreement with a four year term, expiring in June 2005.

 •  Laboratoires Fournier S.A. acts as our exclusive supplier of Esclim™ under an agreement with a seven-year term, expiring in January 2007.

 •  Bristol-Myers Squib Company acts as our exclusive supplier of Vaniqa® under an agreement with a three year term, expiring in June 2005.

 •  Mallinckrodt Inc. supplies Midrin® to us pursuant to purchase orders.  We do not have a formal agreement with Mallinckrodt concerning the terms of supply of Midrin®.

 •  Mutual Pharmaceutical Company, Inc. acts as our exclusive supplier of Bactrim™ under an agreement with a five-year term, expiring in January 2007.

 •  Wyeth Pharmaceuticals, as successor to American Home Products Corporation, acts as our exclusive supplier of Equagesic® Tablets and Synalgos®-DC Capsules under an agreement with a two year term, expiring in November 2003.

     In general, our agreements with our suppliers allow either party to terminate the agreement early if the other party is in default of any of its material obligations under the agreement and fails to cure the default after notice.  In addition, our supply agreements typically permit either party to terminate the agreement early in the event of the other party’s liquidation, bankruptcy or insolvency or, in the case of our agreement with Laboratoires Fournier concerning Esclim™, if the other party undergoes specified changes of control.

     With respect to our products and the ingredients contained in these products, we cannot guarantee that these third parties will be able to provide adequate supplies of products or materials in a timely fashion.  These third parties may pursue the manufacture and supply of their own pharmaceutical products in preference to those being manufactured for us.  In addition, our third party suppliers may terminate their agreements with us earlier than we expect, and as a result we may be unable to continue to market and sell the related pharmaceutical products on an exclusive basis or at all.  We also face the risk that one of our suppliers could lose its production facilities in a disaster, be unable to comply with applicable government regulations or lose the governmental permits necessary to manufacture the products it supplies to us.  If a third-party supplier cannot meet our needs for a product, we may not be able to obtain an alternative source of supply in a timely manner.  In these circumstances, we may be unable to continue to market products as planned.

Our ability to manufacture Synalgos® is limited by the Drug Enforcement Agency.

     As a Schedule 3 drug, the amount of Synalgos® that can be manufactured is strictly controlled by the Drug Enforcement Agency (“DEA”).  If we are unable to increase production beyond the currently approved DEA quota of dihydrocodeine (the controlled ingredient in Synalgos®), we would be unable to increase production of Synalgos® and might therefore be unable to meet our future projections for sales of the product.  This may cause quarterly results to fail to meet the expectations of investors which, in turn, could cause our stock price to fall negatively impacting your investment.

Because we depend on a small number of customers for a significant portion of our revenues, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce our revenues.

     Historically, a limited number of customers has accounted for a significant portion of our total revenues.  Three customers, QK Healthcare, Inc., Cardinal Health, Inc. and McKesson Drug Operations each individually accounted for greater than 10% of our total revenues for the nine months ended September 30, 2002 and the year ended December 31, 2001.  Together, these three customers accounted for 68% of our total revenues for the nine months ended September 30, 2002 and 59% of our total revenues for the year ended December 31, 2001.  We have no long-term commitments from these customers or any other customers to purchase products from us.  We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers.  The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our revenues.

We may expand our sales force and increase promotional spending in support of our main products, Esclim, Vaniqa and Synalgos.  If our efforts are not successful, revenues may not be adequate enough to ensure a return on our investment.

     We may decide that the longer-term economic benefits of spending to expand our sales force and increase promotional efforts are worth the short-term misalignment of expenses and revenues.  In such a case, short-term financial results would be negatively impacted as expenses are incurred ahead of revenues being generated.  This could cause our financial results to fail to meet the expectations of investors which, in turn could cause our stock price to fall negatively impacting your investment.

In some cases, we rely on third-party sales organizations to promote our products and cannot be sure their efforts will lead to adequate sales of our products.  We have not yet hired a third party sales organization to promote Vaniqa to the dermatological community.

     For selected products, we hire outside organizations to conduct sales and marketing projects to promote awareness of our products to targeted physicians.  As a result, some of the variables that may affect our revenues, cash flows and net income are not exclusively within our control.  These third-party sales organizations may not devote adequate attention to the promotion and marketing of our products, which could result in our failure to realize the full sales potential of our products.  Even if the third parties that market our products are initially successful, they may not continue to be successful.  We may not be able to renew these third-party arrangements successfully in the future, and new outside sales arrangements may not continue to be available on commercially reasonable terms.

     To meet our sales projections for Vaniqa®  we will need to employ a third party sales organization to promote the product to dermatologists.  We do not have this organization in place.  If we are unable to partner with an outside group, we may not be able to meet sales and earnings expectations.

Our inability to obtain new proprietary rights or to protect and retain our existing rights could impair our competitive position and adversely affect our sales.

     We believe that the patents, trademarks, copyrights and other proprietary rights that we own or license, or that we will own or license in the future, will continue to be important to our success and competitive position.  If we fail to maintain our existing rights or cannot acquire additional rights in the future, our competitive position may be harmed.  Due to the length of time and expense associated with bringing new pharmaceutical products to market, there are benefits associated with acquiring or licensing products that are protected by existing patents or for which patent protection can be obtained.  While the Esclim™ estradiol transdermal system and our Vaniqa® cream incorporate patented technology, the other pharmaceutical products and most of the self-care products we sell are not protected by patents.  We have applied for registration of a number of key trademarks and intend to introduce new trademarks, service marks and brand names.  We intend to take the actions that we believe are necessary to protect our proprietary rights, but we may not be successful in doing so on commercially reasonable terms, if at all.  In addition, parties that license their proprietary rights to us may face challenges to their patents and other proprietary rights and may not prevail in any litigation regarding those rights.  Under the terms of a license agreement, we rely on The Gillette Company to maintain and protect against infringement of the patents relating to our Vaniqa® cream.  Moreover, our trademarks and the products we offer may conflict with or infringe upon the proprietary rights of third parties.  If any such conflicts or infringements should arise, we would have to defend ourselves against such challenges.  We also may have to obtain a license to use those proprietary rights or possibly cease using those rights altogether.  Any of these events could harm our business and your investment in our common stock.

Significant differences between actual and estimated demand for our products could adversely affect us.  If we overestimate demand, we may be required to write off inventories and/or increase our reserves for product returns in future periods.  If we underestimate demand, we might not be able to fulfill orders for our products, which would lead to lost opportunities to generate revenues and could adversely affect our relationships with our customers.

     We sell our pharmaceutical products to wholesalers that, in turn, make sales to retail pharmacies where prescriptions for our products are filled.  As part of our calculation of net revenue, we make estimates for returns of short-dated or damaged product and for rebates and chargebacks granted to our customers and subtract these estimated amounts from gross revenue to arrive at the net revenue we report in our statement of operations.  We try to maintain adequate supplies of our products at the wholesale level to meet expected demand, and we seek to generate demand through our promotional efforts directed at physicians and clinicians who prescribe our products.  If our promotional efforts fail to generate the expected prescriber demand, our wholesale customers may exercise their rights to return our prescription products – each of which has an expiration date after which it cannot be sold – for credit or exchange.  We estimate returns for each product based on the estimated demand for the product, which takes into account historical trends and the amount and expiration date of the product in the distribution channel.  Like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers.  A chargeback is the difference between the price the wholesale customer pays and the price that the wholesale customer’s end-customer pays for a product.  We estimate rebates and chargebacks based on an analysis of current sales invoices and terms.  Based on our estimates for returns, rebates and chargebacks, we establish reserves in these amounts.  Although our estimates are reviewed quarterly for reasonableness, our product return, rebate or chargeback activity could differ significantly from our estimates because our analysis of product shipments, prescription trends and the amount of product in the distribution channel may not be accurate.

     If our forecasts of demand are too high, we or our wholesale customers may accumulate excess inventories of finished products that may not be sold prior to the expiration of their prescribed shelf life.  In the case of excess inventories held by us, insufficient demand could lead to write offs affecting some or all of those excess inventories.  We also may have to adjust the prices of our existing products to reduce those excess inventories.  In the case of excess inventories held by our wholesale customers, we face the risk that these customers will reduce their purchases from us in future periods or return product to us.  If our wholesale customers return product to us in amounts that exceed our reserves, we could be required to take accounting charges in future periods which could cause our results of operations to fail to meet the expectations of investors.

     By contrast, if demand for specific products increases beyond what we forecast, our suppliers and third-party manufacturers may not be able to increase production rapidly enough to meet the demand.  Our failure to meet market demand could lead to missed opportunities to increase our revenues, harm our relationships with our customers and negatively affect your investment in our common stock.

To recognize revenue under generally accepted accounting principles, we must be able to reasonably estimate the amount of future product returns.  If we are unable to do so, we may be precluded from recognizing revenue until our products are “pulled through” from the wholesale level to the retail level.

We currently recognize revenue at the time we ship product to our wholesale customers because we are able to satisfy all the criteria for recognizing revenue at that time, despite the fact that our customers have a contractual right to return expired product to us for credit or exchange.  One of the criteria we must satisfy to recognize revenue upon shipment is the requirement that we be able to reasonably estimate the amount of future returns.  If we are unable to reasonably estimate returns, we will be required to defer revenue recognition until our wholesale customers sell the product through to the retail level.  This could cause a shortfall in revenues in one or more future periods, which could cause our results to fail to meet investor expectations.

We have incurred significant debt obligations and issued other securities which will require us to make debt service and similar payments in the future.

     We incurred aggregate debt obligations of $48.75 million to finance the acquisitions of Midrin®, Equagesic®, Synalgos™, and Vaniqa®.  We issued a convertible debt security of $11 million to Elan to acquire Midrin®.  The note bears interest at 7% and the interest accretes to the principal of the note for the first two years.  Beginning in the third quarter of 2003, we are required to make quarterly interest payments in cash.  We issued a promissory note for $9.75 million to Wyeth for Equagesic® and Synalgos®.  The note requires us to make three equal annual cash payments of $3.25 million beginning in November 2002.

     We financed the acquisition of Vaniqa® through the issuance of $28 million of senior secured notes and $13 million of convertible preferred stock.  The senior secured notes mature in September 2005 and bear interest at the initial rate of 11% per annum, which increases to 12.5% per annum 18 months from the acquisition and 13% per annum 24 months from the acquisition.  We may pay interest amounts in excess of 11% per annum in cash or through the issuance of additional senior secured notes.  The senior secured notes may be redeemed by us at any time at a redemption price of 108% of the aggregate principal amount outstanding plus accrued and unpaid interest.  The senior secured notes are required to be redeemed with 100% of the proceeds of future loans and sales of debt securities and 75% of the proceeds of future sales of equity securities, subject to various exceptions, including proceeds from equity securities that are used for acquisitions of pharmaceutical products and other assets meeting specified criteria.  In addition, the holders of the senior secured notes have the right to require us to redeem the senior secured notes at a price of 108% of the aggregate principal amount outstanding upon certain changes in control of us.  For purposes of the senior secured notes, a change in control would include an event where Edward F. Calesa, our Chairman and Chief Executive Officer, ceases to (1) beneficially own at least 4,500,000 shares of our common stock or (2) serve as our Chief Executive Officer, unless either event is caused by his death at a time when we hold “key man” life insurance on Mr. Calesa for the benefit of the investors of at least $10 million while all of the senior secured notes are outstanding or a lower insurance amount that decreases proportionately as the senior secured notes are redeemed, but not less than $5 million. We are currently maintaining “key man” life insurance on Mr. Calesa for the benefit of the investors in an amount of $10 million.  We also must generally use 75% of our “excess cash flow” (as defined in the note and warrant purchase agreement among us and the purchasers of the senior secured notes) to offer to redeem the senior secured notes at 100% of the aggregate principal amount outstanding plus accrued but unpaid interest.  Our obligations under the senior secured notes are secured by a pledge of our Vaniqa®-related assets.

     The $13 million of convertible preferred stock that we issued to finance the acquisition of Vaniqa® has an aggregate initial stated value equal to $13 million, which accretes at a rate of 10% per annum, calculated quarterly, which increases to 11.5% per annum 18 months from the acquisition and 12.5% per annum 24 months from the acquisition.  The convertible preferred stock is convertible at any time at the option of the holders into shares of our common stock at a rate equal to the accreted stated value divided by $6.35, subject to certain antidilution adjustments.  Unless previously converted, we will be required to redeem the convertible preferred stock for cash at its accreted stated value plus accrued and unpaid dividends, if any, in June 2006.  If our common stock trades at three times the conversion price of the convertible preferred stock for a specified period of time, we may, at our option, require the mandatory conversion of the convertible preferred stock or redeem the convertible preferred stock, subject to the holders’ rights to convert to common stock before such optional redemption is completed.  The holders of the convertible preferred stock have the right to require us to redeem the convertible preferred stock at 108% of its accreted stated value upon certain changes in control of us.  For purposes of the convertible preferred stock, a change in control would include an event where Mr. Calesa ceases to (1) beneficially own at least 4,500,000 shares of our common stock while the senior secured notes are outstanding or 3,500,000 shares after the senior secured notes have been redeemed or (2) serve as our Chief Executive Officer, unless these events are caused by his death at a time when we hold “key man” life insurance on Mr. Calesa for the benefit of the investors of at least $10 million while all of the senior notes are outstanding or a lower insurance amount that decreases proportionately as the senior secured notes are redeemed, but not less than $5 million. We are currently maintaining “key man” life insurance on Mr. Calesa for the benefit of the investors in an amount of $10 million.  In addition, we are required to offer to redeem the convertible preferred stock at 108% of its initial stated value with 100% of the proceeds of future loans and sales of debt securities (other than debt expressly permitted by the terms of the preferred stock) and 75% of the proceeds of future sales of equity securities, subject to the senior rights of the senior secured notes to be redeemed first and to various other exceptions, including proceeds from equity securities that are used for acquisitions of pharmaceutical products and other assets meeting specified criteria. We also must generally use 75% of our “excess cash flow” (as defined in the certificate of designation for the convertible preferred stock) to redeem the convertible preferred stock at 100% of its accreted stated value, subject to the senior rights of the senior secured notes.  In addition, in the event of a merger or acquisition of our company, we may cause the convertible preferred stock to be converted into cash, the securities offered in the transaction or a combination of the two so long as the value of the consideration is three times the conversion price of the preferred stock.  Our obligations under the terms of the convertible preferred stock are secured by a pledge of our Vaniqa®-related assets, subject to the senior rights of the senior secured notes.

     In addition to our Vaniqa®-related assets, we have also pledged assets related to Midrin®, Equagesic® and Synalgos® as security for the repayment of debt obligations incurred to finance the purchases of those assets.  If we fail to make payment on the debt and preferred stock as required, we may be declared in default and lose our rights to the products that secure their repayment.

Our senior secured notes and convertible preferred stock contain provisions and requirements that could limit our ability to secure additional financing and respond to changing business and economic conditions.

     The restrictions contained in the senior secured notes and convertible preferred stock that we issued to finance the acquisition of Vaniqa® may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and acquire additional pharmaceutical products.  Both our senior secured notes and our convertible preferred stock restrict our ability to incur additional indebtedness and require us to offer to use proceeds from additional indebtedness or the sale of other securities to repay the senior secured notes and redeem the convertible preferred stock, subject in each case to limited exceptions.  Our senior secured notes, among other things, restrict our ability to create liens, make capital expenditures and sell assets, subject to limited exceptions.  In addition, our senior secured notes require us to maintain a minimum:

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

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001.  Under these rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement.  As of September 30, 2002, we had goodwill and intangible assets valued at approximately $2.7 million net of accumulated amortization.  During the second quarter of 2002, we performed the first of the required impairment tests of goodwill and indefinite lived intangible assets to determine if a transition impairment charge should be recognized under SFAS 142.  The tests showed that no impairment charge should be recognized.  We will test for impairment at least annually.  These future tests may result in a determination that these assets have been impaired.  If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value.  A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

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

Risks related to the health care and pharmaceutical industry

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

     The pharmaceutical products we offer face significant competition.  Ortho-Est® Tablets compete in the estrogen replenishment therapy market, a market dominated by Premarin™, a product manufactured by Wyeth-Ayerst Laboratories, Inc., a division of Wyeth.  The Esclim™ estradiol transdermal system competes in the estrogen replenishment therapy market against products made by Berlex Laboratories, Watson Laboratories, Inc., Novogyne Pharmaceuticals and Novartis Pharmaceutical.  The estrogen replenishment therapy products we market also compete with combination estrogen/progestin hormonal replenishment therapy products marketed by Wyeth, Parke-Davis, a division of Pfizer, Solvay Pharmaceuticals, Inc., Barr Laboratories, Inc., Pharmacia Corporation and others, as well as generic hormonal replenishment therapy products.  Esclim™ is not available generically but there is a generic estrogen replenishment therapy patch available.  Ortho-Est® Tablets face significant generic competition.  The estrogen replenishment therapy products we market also compete with non-hormonal replenishment therapy products marketed by Merck & Co., Inc. and Eli Lilly & Company.  Each of these competitors has substantially greater marketing, sales and financial resources than we do.

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

     Competition for the self-care products we offer is significant.  Our subsidiary, As We Change, LLC competes with a number of catalog companies and Internet retailers focusing on self-care products.  Luminesence, SelfCare®, Harmony™, Inner Balance and InteliHealth HealthyHome™ market and sell general lifestyle and personal care products.

     Our failure to adequately respond to the competitive challenges faced by the products we offer could have a material adverse effect on our business, financial condition and results of operations which could, in turn, cause our common stock price to decline.

We may not be able to obtain reimbursement for the pharmaceutical products we offer.  Any failure to obtain reimbursement could limit our sales of the product and could harm our results of operations.

     Our ability to market new and existing pharmaceutical products depends in part on whether health care payors, including government authorities, private health insurers, health maintenance organizations and managed care organizations, will provide sufficient reimbursement for the products we offer.  Third-party payors are increasingly challenging the prices of pharmaceutical products and demanding data to justify the inclusion of new or existing products in their formularies.  Significant uncertainty exists regarding the reimbursement status of pharmaceutical products, and we cannot predict whether additional legislation or regulation affecting third-party coverage and reimbursement will be enacted in the future, or what effect such legislation or regulation would have on our business.  Reimbursement may not be available for the products we offer and reimbursement granted may not be maintained.  In particular, sales of Ortho-Est® Tablets, Bactrim™ and Midrin® may be adversely affected by formularies that require substitution of generics on prescriptions written for these products unless the physician indicates “dispense as written” on the prescription.  Moreover, limits on reimbursement available from third-party payors may reduce the demand for, or adversely affect the price of, the products we offer.  The unavailability or inadequacy of third-party reimbursement for the products we offer could limit the success of our sales efforts.

We may be exposed to product liability claims not covered by insurance that would harm our business.

     We may be exposed to product liability claims.  We currently carry product liability insurance with an aggregate limit of $15 million with respect to our products other than Vaniqa®.  Our product liability insurance with respect to Vaniqa® has an aggregate limit of $20 million.  Although we intend to continue to maintain product liability insurance, we cannot guarantee that this insurance will be sufficient to cover all possible liabilities or that such insurance will continue to be available in the future at acceptable costs.  A successful suit against us could require us to pay significant damages and could affect our ability to market our products, among other negative effects on our business.  If the amounts involved in these product liability suits are material, our common stock price could suffer.

Much of our business is subject to regulation.  Regulatory bodies could impair or eliminate our ability to conduct portions of our business.

     Many of our activities are subject to extensive regulation by one or more federal, state or local agencies.  In general, regulations pertain to the manufacture, purchase, safe storage and distribution of pharmaceuticals and controlled substances that are monitored through periodic site inspections conducted by the Food and Drug Administration and the Drug Enforcement Agency.  Failure to comply with these requirements and regulations or to respond to changes in these requirements and regulations could result in penalties on us such as fines, restrictions on operations or a temporary or permanent closure of our manufacturing partners’ facilities.  These regulatory bodies may also require us or our third-party manufacturers and suppliers to recall products, the cost of which could be substantial.  We and our third-party manufacturers and suppliers may also choose to voluntarily recall products for health and safety reasons, including product stability issues.  The regulations applicable to our existing and future products may change and could increase our costs of compliance and cause our stock price to decline.

Our management and existing stockholders have substantial control over our voting stock and can make decisions that could adversely affect our business and our stock price.

     As of September 30, 2002, Edward F. Calesa and his family members jointly beneficially owned approximately 33.4% of our common stock.  Also as of the same date, our present directors and executive officers and their affiliates as a group beneficially owned approximately 35.3% of our outstanding common stock.  Accordingly, if all or certain of these stockholders were to act together, they would be able to exercise significant influence over or control the election of our board of directors, the management and policies of Women First and the outcome of certain corporate transactions or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

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

     The market prices and trading volumes for securities of emerging companies, like Women First, historically have been highly volatile and have experienced significant fluctuations both related and unrelated to the operating performance of those companies.  Factors beyond our control such as fluctuations in our operating results, stockholders’ reactions to our public announcements, sales of substantial amounts of shares by large stockholders, concern as to safety of drugs, and general market conditions, can have an adverse effect on the market price of our securities.  From January 1, 2000 to October 31, 2002, our stock price has ranged from a high sales price of $11.40 to a low sales price of $0.44.

We have implemented anti-takeover provisions that could delay or prevent a change of control of our company and prevent an acquisition at a premium price.

     Provisions of our Fourth Amended and Restated Certificate of Incorporation, as amended, and Second Amended and Restated Bylaws may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable or may impede the ability of the holders of our common stock to change our management.  These include provisions classifying our board of directors, prohibiting stockholder action by written consent and requiring advance notice for nomination of directors and stockholders’ proposals.  In addition, Section 203 of the Delaware General Corporation Law also imposes restrictions on mergers and other business combinations between us and any holders of 15% or more of our common stock.  Moreover, our certificate of incorporation allows our board of directors to issue, without further stockholder approval, preferred stock that could have the effect of delaying, deferring or preventing a change in control.  The issuance of preferred stock also could adversely affect the voting power of the holders of our common stock, including the loss of voting control to others.  In 2001, we adopted a Change in Control / Severance Policy that may have the effect of discouraging a third party from attempting to acquire us.  Our option plans provide that unvested options will become fully vested and exercisable upon a change in control of Women First.  The provisions of our certificate of incorporation and bylaws, our option plans, as well as certain provisions of Delaware law, may have the effect of discouraging or preventing an acquisition, or disposition, of our business.  These provisions also may diminish the opportunities for a stockholder to participate in certain tender offers, including tender offers at prices above the then-current fair market value of our common stock.  Some of our key contracts contain provisions that would allow the other party to the agreement to terminate the agreement upon a change in control.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits.

	10.1	Professional Promotion Agreement, dated September 1, 2002, by and between PDI Shared Sales, Inc. and Women First HealthCare, Inc.

Confidential treatment has been requested with respect to portions of this exhibit.

	(b)	Reports on Form 8-K.

On July 2, 2002, the Company filed a Current Report on Form 8-K to report under Item 2 the Company’s acquisition on June 25, 2002 of the exclusive worldwide rights and title to Vaniqa® (eflornithine hydrochloride) Cream, 13.9%, from a joint venture formed by Bristol-Myers Squibb Company and The Gillette Company).  Vaniqa® is a topical cream clinically proven to slow the growth of unwanted facial hair in women.

The Company did not file any other Current Reports on Form 8-K for the three-month period ending September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOMEN FIRST HEALTHCARE, INC.

Date: November 13, 2002	By:	/s/ EDWARD F. CALESA

Edward F. Calesa President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2002	By:	/s/ CHARLES M. CAPORALE

Charles M. Caporale Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Edward R. Calesa, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Women First HealthCare, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002		/s/ EDWARD F. CALESA

President and Chief Executive Officer

I, Charles M. Caporale, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Women First HealthCare, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining “disclosure controls” and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ CHARLES M. CAPORALE

Vice President, Chief Financial Officer and Secretary

Exhibit Index

10.1	Professional Promotion Agreement, dated September 1, 2002, by and between PDI Shared Sales, Inc. and Women First HealthCare, Inc

Confidential treatment has been requested with respect to portions of this exhibit.