Form 10-K
period 2002-12-31
WOMEN FIRST HEALTHCARE INC
filed 2003-04-15
CIK 1081004

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the transition period from                                                 to                               .

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

Common Stock, $.001 par value
(Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☐     NO ☑

      Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑     No ☐

      As of June 30, 2002, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $111.4 million based on the closing price of the registrant’s common stock on the NASDAQ National Market on June 30, 2002 of $7.80 per share.

      As of March 31, 2003, 22,971,255 shares of registrant’s common stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

      This Annual Report on Form 10-K contains certain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements. To the extent statements in this Annual Report involve, without limitation, our expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” The forward-looking statements contained in this Annual Report are subject to various risks and uncertainties, including those identified in Item 1 below under the heading “Risks and Uncertainties” and other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this report.

Item 1.	Business

Overview

      Women First is a specialty pharmaceutical company dedicated to improving the health and well-being of midlife women. Our mission is to help midlife women make informed choices about their physical and emotional health and to provide pharmaceutical products and self-care products to help these women improve the quality of their lives. We market these products in the United States through a number of channels including our dedicated sales force, our contract sales dermatology force, our direct-to-consumer marketing programs through our Internet sites, womenfirst.com, aswechange.com and vaniqa.com and through our As We Change® national mail order catalog.

      As of March 31, 2003, we offered the following products for sale:

Pharmaceutical Products — Women’s Health Division

•	Ortho-Est® Tablets, an oral estrogen product that we acquired from Ortho-McNeil Pharmaceutical in January 2001, and

•	EsclimTM, an estrogen patch system for which we have the exclusive right (subject to exceptions) to market, use, distribute and sell in various dosages in the United States and Puerto Rico pursuant to a distribution and license agreement with Laboratoires Fournier S.A., effective July 1999.

Pharmaceutical Products — Skin Care Division

•	Vaniqa® Cream (eflornithine hydrochloride), 13.9%, a topical cream clinically proven to slow the growth of unwanted facial hair in women for which we acquired exclusive worldwide rights in June 2002 from a joint venture formed by Bristol-Myers Squibb Company and The Gillette Company.

Non-Strategic Pharmaceutical Products

      In March 2003, we announced plans to consider the sale of product rights to those pharmaceutical products that are non-strategic and do not relate to our core mission of improving the health and well-being of midlife women.

•	Midrin®, a prescription headache management product for which we acquired exclusive U.S. rights and title from Élan Pharma International Ltd. and Élan Corporation plc in June 2001,

•	BactrimTM, an antibacterial product line used primarily in the treatment of certain urinary tract infections for which we acquired exclusive U.S. rights from Hoffman-LaRoche in October 2001,

•	Equagesic® Tablets, a pain management product for which we acquired all rights in the U.S. and Puerto Rico from American Home Products Corporation (now known as Wyeth) in November 2001, and

•	Synalgos®-DC Capsules and “painpak,” a pain management product for which we acquired all rights in the U.S. and Puerto Rico from Wyeth in November 2001.

Self-Care Products — Consumer Division

•	Our self-care products include a broad array of nutritional, skin, beauty, herbal, exercise, libido, wellness and other products that we sell through our national mail-order catalog, As We Change®.

Industry Trends

      We believe that the markets for pharmaceutical and self-care products for midlife women are growing because of the following trends:

•	a significant and expanding population of midlife women as the “baby boom” generation ages,

•	the expanding roles of obstetricians, gynecologists, nurse practitioners and physician’s assistants focused on women’s health, and

•	an increasing awareness of the conditions and diseases that affect midlife women and the development of new products to address them.

      The U.S. Census Bureau projects that there will be approximately 67 million women in the United States over age 40 in 2003. That number is expected to grow to 76 million women by the year 2013. IMS Health reports that U.S. prescription pharmaceutical sales were approximately $148 billion for the twelve months ending January 2003, and that approximately 58% of prescription drugs are used by women.

      As women transition through menopause, their bodies begin to reduce the production of the steroid hormones, estrogen and progesterone. Studies have shown that with the significant loss of estrogen and progesterone production after menopause, the long-term health care needs of women change significantly. Among other things, women experience changes in their cardiovascular, skeletal, neurological, urologic and reproductive systems and may experience changes in their sexual and emotional needs. Studies have shown that estrogen replenishment therapy alleviates the symptoms commonly associated with menopause. According to IMS Health, pharmaceutical sales for estrogen replenishment therapy in the United States were approximately $2.5 billion in 2001. Recent studies conducted by the National Cancer Institute found that women on estrogen replenishment therapy after menopause run a higher risk of ovarian cancer after ten years of use. Another study of combination estrogen/ progestin hormone replacement therapy, by the National Institutes of Health, was stopped prematurely during 2002 because of an increased risk of invasive breast cancer, heart attacks, strokes and blood clots. There remains a great deal of confusion in the market place concerning estrogen replenishment therapy and combination estrogen/ progestin replacement therapy, and we believe this has had an adverse effect on our sales of EsclimTM and Ortho-Est® Tablets®.

      The estrogen in our Ortho-Est® Tablets is approved by the Food and Drug Administration for the prevention and/or treatment of osteoporosis in postmenopausal women. The National Osteoporosis Foundation estimates that the number of women age 50 and older who have osteoporosis, or are at risk for developing the disease, will increase from almost 30 million in 2002, to over 35 million in 2010, and to approximately 41 million in 2020.

Strategy

      Our objective is to become a premier marketer of health care products — both pharmaceutical and self-care — focused primarily on midlife women. We are focused on reaching our target market of 67 million midlife women through our sales and marketing programs to obstetricians and gynecologists, dermatologists, nurse practitioners and physician’s assistants focused on women’s health and our direct-to-consumer Internet and catalog marketing programs. We are implementing the following strategies in 2003 in order to achieve our goal:

•	Refocus and Redirect our Women’s Health Franchise. We have refocused this division exclusively on the top performing obstetricians and gynecologists sales territories. Our product line-up consists of EsclimTM in the primary position, and Vaniqa® Cream as a secondary offering. We expect to have a new dosage strength of our Ortho-Est® Tablets, to be named O-EstTM, approved by the Food and Drug Administration in the fourth quarter of 2003, at which time it will join EsclimTM in the primary position.

•	Build our Vaniqa® Cream Franchise. We have formed a new division in our pharmaceutical segment — Women First Skin Care — to focus its energies on promoting Vaniqa® Cream as its flagship product. We have hired a senior executive to run this division and have charged him with (1) managing our relationship with Ventiv Health U.S. Sales, L.L.C., our contract sales dermatology force, (2) managing our relationship with our investment banker for the licensing of our international rights to Vaniqa® Cream, (3) expanding into direct-to-physician programs and (4) initiating and managing clinical studies to support Vaniqa® Cream’s growth.

•	Sell Non-Pharmaceutical Products. We intend to focus our efforts on the physical and emotional needs of midlife women, rather than on supporting our non-core products. Therefore, we are attempting to sell the rights to our pharmaceutical products that do not fit this niche, using the proceeds to reduce our debt and, where possible, fund current operations. We have hired a third party to assist us in this effort and will be required to pay a fee only if successful.

•	Grow As We Change®. We plan to increase the revenue in our mail order catalog by continuing to change the product line-up to take advantage of current trends and by focusing on Internet commerce. We expect the catalog’s access to women to support Vaniqa® Cream prescriptions and, to a lesser extent, EsclimTM prescriptions.

Products and Product Agreements

Pharmaceutical Products — Women’s Health Division

      Ortho-Est® Tablets. We began selling and distributing Ortho-Est® Tablets (estropipate), a soybean-derived estrogen product, through wholesale and retail channels pursuant to an exclusive distribution agreement with Ortho-McNeil Pharmaceutical in July 1998. Ortho-Est® Tablets are available on the market in the United States in two strengths, ..625mg and 1.25mg and replenish declining estrogen levels in midlife women with estrone, the principal type of estrogen that the body makes following menopause. The distribution agreement required us to make minimum aggregate payments totaling $47.5 million to Ortho-McNeil Pharmaceutical over the life of the contract regardless of the actual sales performance of the product. We terminated the distribution agreement effective September 30, 2000 and entered into an asset transfer and supply agreement pursuant to which Ortho-McNeil Pharmaceutical transferred to us all of its right, title and interest in Ortho-Est® Tablets effective January 1, 2001 and granted to us an exclusive license to use the Ortho-Est® Tablets trademark from January 1, 2001 until June 1, 2008. This agreement reduced the minimum payment in 2000 from $5.4 million to $4.7 million. No further payments are required under the new agreement. In February 2002, we hired Pharmaceutics International Inc. to assume the commercial manufacturing responsibilities for Ortho-Est® Tablets and recently received approval from the Food and Drug Administration to commence sales of the Ortho-Est® Tablets manufactured by Pharmaceutics International. Ortho-Est® Tablets is on formulary at Medco Plan Sponsors.

      EsclimTM. In July 1999, we entered into a distribution and license agreement with Laboratoires Fournier S.A. under which we were granted the exclusive right (subject to exceptions) to market, use, distribute and sell the EsclimTM estradiol transdermal system in various dosages in the United States and Puerto Rico through 2007. In November 1999, we initiated sales and distribution of the EsclimTM product, an estrogen patch system that releases small amounts of 17 Beta-estradiol, the main estrogen produced in the ovaries, through the skin on a continuous basis. EsclimTM replenishes declining levels of estradiol using a patented matrix technology. The product, a patch that is changed twice a week, is available in a range of five dosage strengths including 0.025, 0.0375, 0.05, 0.075 and 1.0 milligrams. The EsclimTM product, which received Food and Drug Administration approval in August 1998, is a leading transdermal estrogen product in France and has been launched in a number of European countries and Canada. The distribution and license agreement required us to pay Fournier a non-refundable license fee of $1.1 million, of which $0.75 million was paid in 1999 and $0.35 million was paid in November 2001. The agreement provides that Fournier is solely responsible for the manufacture of the product and for quality assurance, quality control and other aspects of manufacturing the product. Fournier has transferred to us responsibility for the New Drug Application filed with the Food and Drug Administration with respect to the product. We are solely responsible for U.S. customs clearance, sales, marketing, advertising and distribution of the product and for handling product complaints. In January 2002, EsclimTM was added to the highest priority formulary listing with the United States’ largest prescription benefit manager, AdvancePCS. In March 2002, EsclimTM was added to formularies at two additional large prescription benefit managers: Caremark’s Preferred and Primary Drug Lists and Express Scripts® Expanded Formulary.

Pharmaceutical Products — Skin Care Division

      Vaniqa® Cream. In June 2002, we acquired exclusive worldwide rights and title to Vaniqa® Cream (eflornithine hydrochloride), 13.9%, from a joint venture formed by Bristol-Myers Squibb and Gillette. Vaniqa® Cream is a topical cream clinically proven to slow the growth of unwanted facial hair in women. Vaniqa® Cream was approved for marketing by the Food and Drug Administration in July 2000 and is the only prescription pharmaceutical available for this prevalent condition. Vaniqa® Cream also has been granted regulatory approval in 25 international markets including the European Union, Canada and major Latin American countries. We paid $40.0 million in cash and assumed $3.7 million in liabilities for product returns for the Vaniqa® Cream product, including all related product rights, inventory, regulatory filings and patent rights. We also secured the right to pursue an over-the-counter strategy and to develop enhanced formulations of Vaniqa® Cream. We entered into an asset purchase agreement and license agreement with Bristol-Myers Squibb and Gillette to provide for the sale or license of all of the joint venture parties’ Vaniqa® Cream assets. We did not acquire any facilities, equipment or personnel in the transaction. We also entered into a related supply agreement with Bristol-Myers Squibb, whereby it will continue to manufacture Vaniqa® Cream for three years following the acquisition. We are currently in discussions with Bristol-Myers Squibb to extend the term of the manufacturing agreement through June 2007.

      We financed the acquisition through the issuance of $28.0 million of senior secured notes, $13.0 million of convertible redeemable preferred stock and $0.8 million in cash. The senior secured notes mature in September 2005 and bear interest at the initial rate of 11% per annum, which increases to 12.5% in December 2003, and 13% per annum in June 2004. Interest on the senior secured notes is required to be paid in cash except that we may pay interest amounts in excess of 11% per annum in cash or through the issuance of additional senior secured notes. We may redeem the senior secured notes at any time at a redemption price of 108% of the aggregate principal amount outstanding plus accrued and unpaid interest. Our obligations under the terms of the senior secured notes are secured by a pledge of our interest in the Vaniqa® Cream-related assets. The convertible redeemable preferred stock has an aggregate initial stated value of $13.0 million, which accretes at a rate of 10% per annum, calculated quarterly, which increases to 11.5% per annum in December 2003 and 12.5% per annum in June 2004. The convertible redeemable preferred stock is convertible at any time at the option of the holders into shares of our common stock at a rate equal to the accreted stated value divided by $6.35, subject to certain antidilution adjustments. Unless previously converted, we will be required to redeem the convertible redeemable preferred stock for cash at its accreted stated value plus accreted unpaid dividends, if any, in June 2006.

      Both the senior secured notes and the convertible redeemable preferred stock are required to be redeemed with 100% of the proceeds of future loans and sales of debt securities and 75% of the proceeds of future sales of equity securities, subject to various exceptions. In addition, the holders of the senior secured notes have the right to require us to redeem the senior secured notes at a price of 108% of the aggregate principal amount outstanding upon certain changes in control of us. We must also generally use 75% of our “excess cash flow”

as defined in the governing documents, to redeem the senior secured notes and, subject to the rights of the senior secured notes, the convertible redeemable preferred stock.

      The financing was provided by affiliates of CIBC Capital Partners and Whitney & Co., LLC. Among other affirmative covenants, we agreed that the holders of the senior secured notes and the convertible redeemable preferred stock are entitled to appoint together a single non-voting observer to attend meetings of our Board of Directors until the amount of outstanding senior secured notes and convertible redeemable preferred stock decreases below 10% of the principal or stated value of senior secured notes and convertible redeemable preferred stock issued by us at the closing.

      At December 31, 2002, we were in default under our senior secured notes. Our recent financial performance caused us to fall out of compliance with the covenants and other requirements of the senior secured notes, which require, among other things, minimum earnings, minimum fixed charge coverage ratio and minimum net worth measured as of December 31, 2002 and the four quarters then ended and limited capital expenditures during 2002. We are also out of compliance with the same covenants for the period ended March 31, 2003.

      In April 2003, we entered into a binding term sheet with the holders of the senior secured notes to remedy these defaults by, among other things, restructuring selected financial covenants in the senior secured notes, pledging additional assets to secure our obligations under the senior secured notes, amending selected terms of our convertible redeemable preferred stock, issuing new warrants to purchase common stock to the holders of the senior secured notes, and obtaining equity financing from an investor group led by Edward F. Calesa, our President, Chief Executive Officer and Chairman of the Board. The provisions of this term sheet and our preliminary agreement with the holders of the senior secured notes are described in more detail in this report under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Our default under the senior secured notes permits the note holders to accelerate our indebtedness under the notes and foreclose on the collateral pledged to secure our indebtedness. While we believe we have reached an agreement in principle with the note holders to remedy the defaults in a manner satisfactory to all parties, we have not yet completed definitive documents to implement the terms of the term sheet and obtain a formal waiver from the note holders of our noncompliance with the senior secured note covenants. In addition, any future default by us under the senior secured notes would allow the note holders to accelerate our indebtedness under the senior secured notes.

Non-Strategic Pharmaceutical Products

      Midrin®. In June 2001, we acquired exclusive U.S. rights and title to Midrin®, a prescription headache management product, from Élan. Midrin® is indicated for relief of symptoms of tension-type, migraine and migraine variant headaches and its active ingredients are isometheptene, dichloralphenazone and acetaminophen. We financed the acquisition in part through the issuance to Élan of an $11.0 million convertible secured promissory note. The convertible promissory note payable to Élan is due in June 2008 unless converted earlier into common stock. This note is convertible at the option of the holder into common stock based on a conversion price of $11.96 per share, subject to certain adjustments. Interest is compounded semi-annually and added to principal until June 2003. Thereafter interest is paid quarterly in cash. Interest, which has been added to principal, totaled $1.2 million at December 31, 2002. The Midrin® product rights and accounts receivable relating to Midrin® sales secure this note. In addition, we issued Élan an aggregate of .4 million shares of our common stock which were valued at $4.0 million ($9.47 per share) for purposes of the agreement. In August 2001, Midrin® was scheduled by the Drug Enforcement Agency, requiring that, effective May 2002, the product have tamper resistant packaging and disclosure about the product’s potential for abuse. This action has not had a material effect on Midrin® sales. Midrin® is on formulary at Caremark, Express Scripts and Medco Plan Sponsors. We are considering the sale of this product because it does not relate to our core mission of improving the health and well-being of midlife women.

      BactrimTM. In October 2001, we acquired exclusive U.S. rights to the BactrimTM family of antibacterial products from Hoffman-LaRoche. BactrimTM and BactrimTM DS are commonly used to treat urinary tract infections, acute otitis media, acute exacerbations of chronic bronchitis in adults and traveler’s diarrhea.

Additionally, Hoffman-LaRoche granted to us a sole and exclusive royalty-free license to use the BactrimTM trademark in the U.S. Subject to the terms of the agreement, we will be able to extend this royalty-free license in the U.S. to new delivery forms, reformulations and other modified forms of BactrimTM. We paid $6.0 million in cash to acquire all existing U.S. inventory and rights to the New Drug Applications for BactrimTM DS Tablets, BactrimTM Tablets, Pediatric Suspension and Intravenous Infusion. The active ingredients in BactrimTM are trimethoprim and sulfamethoxazole. We are considering the sale of our rights to this product because it does not relate to our core mission of improving the health and well-being of midlife women.

      Equagesic® and Synalgos®. In November 2001, we acquired all rights in the U.S. and Puerto Rico to Equagesic® and Synalgos®, products used in the treatment of pain, from American Home Products Corporation (now known as Wyeth). The acquisition included relevant trademarks and the Abbreviated New Drug Application and New Drug Application for Equagesic®, a Drug Enforcement Agency schedule IV drug, and Synalgos®-DC, a Drug Enforcement Agency Schedule III drug. Equagesic® is indicated for short-term treatment of pain accompanied by tension and/or anxiety in patients with musculoskeletal disease. Synalgos®-DC is indicated for relief of moderate to moderately severe pain. We agreed to pay $17.3 million to acquire these products, with $7.5 million paid at closing and the remaining $9.75 million payable under a secured promissory note in three equal installments commencing November 2002. Pursuant to an amended agreement with Wyeth, the November 2002 payment was subsequently reduced to $3.0 million. The current principal outstanding under the secured promissory note is $6.5 million. To secure our obligations under the note, we granted Wyeth a security interest in Equagesic® and Synalgos®. Since September 2002, we have marketed Synalgos® in a blister package of 12 capsules, called the “painpak” to address the concerns of many physicians that the drug is susceptible to abuse. During the latter part of the third quarter of 2002, we engaged a contract sales organization, PDI Shared Sales, Inc., to market Synalgos® to dentists and oral surgeons. This arrangement proved unsatisfactory and we terminated PDI’s services in February 2003. We are considering the sale of our rights to these products because they do not relate to our core mission of improving the health and well-being of midlife women.

Self-Care Products

      We offer a variety of self-care products to midlife women through our subsidiary, As We Change, LLC, a national mail order catalog and Internet retailer directed at midlife women, and through our Internet site, aswechange.com. The As We Change® catalog offers women a wide range of products designed to offer product solutions to meet the needs of women at midlife.

Marketing and Sales

Pharmaceutical Products

      In January 2003, there were approximately 54,000 board certified obstetricians and gynecologists in the United States. Following a downsizing of our sales force in a March 2003, we have 29 highly trained sales representatives to market EsclimTM and Vaniqa® Cream to those obstetrician/gynecologist practices that historically have written the most prescriptions for our products. In addition, our four national account managers focus on placing our products on formulary at managed care organizations. We intend to hire additional sales representatives only when warranted by the growth of our business. We also maintain a staff to support the field sales force, including a marketing and regulatory department, customer service representatives, sales trainer and sales and contract administrators.

      From time to time, we engage the services of third-party contract sales forces to promote our products. Currently, we have contracted with Ventiv, an outsourced pharmaceutical sales company with established dermatology marketing teams, to promote Vaniqa® Cream to dermatologists on our behalf. We have committed to spending $2.0 million in support of this product and we compensate Ventiv for prescriptions generated in excess of a baseline. Our agreement with Ventiv expires in December 2005. Under the terms of the agreement, we may elect to terminate Ventiv’s services early if Ventiv fails to make minimum sales calls or achieve minimum prescriptions from dermatologists or upon other specified events. Ventiv may terminate the agreement early if the monthly supply of Vaniqa® Cream product available to fill prescriptions falls below specified amounts. In addition, either party may terminate the agreement early upon 90 days notice.

Self-Care Products

      As We Change offers a broad array of self-care products including nutritional, skin, beauty, herbal, exercise, libido, wellness, clothing and personal care products. The As We Change® catalog features private label products that are tailored to meet the individual lifestyle needs of women. As We Change has developed a sophisticated infrastructure including a call center with telephone and Internet customer support capability, warehouse and shipping, new product screening and sourcing, catalog design and production, database and circulation management and e-commerce. Through our aswechange.com and womenfirst.com sites, we provide access to all of the products sold through our catalog, As We Change®.

Manufacturing and Logistics

      We have entered into manufacturing and supply agreements with third-party manufacturers to provide us with the pharmaceutical products we offer. The third-party manufacturers generally are responsible for receipt and storage of raw materials, productions, packaging, labeling and shipping of finished goods. In each case, we are dependant on single sources of supply for the pharmaceutical products we offer. The following companies are currently our sole suppliers for the indicated products:

•	Pharmaceutics International, Inc. supplies Ortho-Est® Tablets to us under an agreement with a four-year term, expiring in June 2005.

•	Laboratoires Fournier S.A., a French company, acts as our exclusive supplier of EsclimTM under an agreement with a seven-year term, expiring in January 2007.

•	Bristol-Myers Squibb Company acts as our exclusive supplier of Vaniqa® Cream under an agreement with a three-year term, expiring in June 2005. We are currently in discussions with Bristol-Myers Squibb to extend the term of the manufacturing agreement to June 2007.

•	Mallinckrodt Inc. supplies Midrin® to us pursuant to purchase orders. We do not have a formal agreement with Mallinckrodt concerning the terms of supply of Midrin®.

•	Mutual Pharmaceutical Company, Inc. acts as our exclusive supplier of BactrimTM under an agreement with a five-year term, expiring in January 2007.

•	Wyeth, as successor to American Home Products Corporation, acts as our exclusive supplier of Equagesic® Tablets and Synalgos®-DC capsules under an agreement expiring in November 2004.

      In general, our agreements with our suppliers allow either party to terminate the agreement early if the other party is in default of any of its material obligations under the agreement and fails to cure the default after notice. In addition, our supply agreements typically permit either party to terminate the agreement early in the event of the other party’s liquidation, bankruptcy or insolvency or, in the case of our agreement with Laboratoires Fournier concerning EsclimTM, if the other party undergoes specified changes of control.

      We have engaged UPS Supply Chain Management, Inc. for the storage and distribution of pharmaceutical products to our customers, including wholesalers, pharmacies and hospitals, and to provide physical distribution and logistics management for the pharmaceutical products we distribute. Our agreement with UPS Supply Chain Management can be terminated at any time upon 90 days notice.

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

Pharmaceutical Products

      The pharmaceutical products we offer face significant competition. Ortho-Est® Tablets compete in the estrogen replenishment therapy market, a market dominated by PremarinTM, a product manufactured by Wyeth-Ayerst Laboratories, Inc., a division of Wyeth. The EsclimTM estradiol transdermal system competes in the estrogen replenishment therapy market against products made by Berlex Laboratories, Watson Laboratories, Inc., Novogyne Pharmaceuticals and Novartis Pharmaceutical. The estrogen replenishment therapy products we market also compete with combination estrogen/progestin hormonal replenishment therapy products marketed by Wyeth, Parke-Davis, a division of Pfizer, Solvay Pharmaceuticals, Inc., Barr Laboratories, Inc., Pharmacia Corporation and others, as well as generic hormonal replenishment therapy products. EsclimTM is not available generically but there is a generic estrogen replenishment therapy patch available. Ortho-Est® Tablets face significant generic competition. The estrogen replenishment therapy products we market also compete with non-hormonal replenishment therapy products marketed by Merck & Co., Inc. and Eli Lilly & Company. Each of these competitors has substantially greater marketing, sales and financial resources than we do.

      Midrin® competes against a class of drugs called triptans as well as against generic competitors. Several companies manufacture triptans, including GlaxoSmithKline (Imitrex®), Merck & Co. (Maxalt®) and AstraZeneca Pharmaceuticals LP (Zomig®). BactrimTM competes in the antibacterial market against CotrimTM marketed by Teva Pharmaceuticals, Septra®, manufactured by Monarch, a division of King Pharmaceuticals, and generic products made by High Tech Pharmaceutical Co., United Research Laboratories and Mutual Pharmaceutical Co., among others. Equagesic® competes against Flexeril®, manufactured by Merck & Co., and Valium®, manufactured by Roche Labs, as well as against generic cyclobenzaprine and generic diazepam. Synalgos® competes against hydrocodone products such as Vicodin® from Abbott Laboratories and codeine products such as Tylenol® with Codeine, manufactured by McNeil Consumer Healthcare, a subsidiary of Johnson & Johnson.

      Vaniqa® Cream (eflornithine hydrochloride), 13.9%, competes in the women’s facial hair removal market against a variety of depilatory products, electrolysis, laser hair removal and other hair retardant and hair removal products. Although Vaniqa® Cream is not available generically, it has been on the market only a short period of time and our sales force, as well as our contract dermatology sales force supplied by Ventiv, have only recently begun to market the product. The competitive products for the removal of unwanted facial hair in women have substantially greater market presence than does Vaniqa® Cream. In addition, because Vaniqa® Cream is a prescription hair removal product that is generally not covered by pharmaceutical reimbursement plans, we may have difficulty competing against products that are more readily available to consumers in over-the-counter form.

Self-Care Products

      Competition for the self-care products we offer is significant. Our subsidiary, As We Change, competes with a number of catalog companies and Internet retailers focusing on self-care products. Luminesence, SelfCare®, HarmonyTM, InnerBalance and InteliHealth Family MedsTM market and sell general lifestyle and personal care products.

Intellectual Property

      The protection of patents, copyrights, trademarks and other proprietary rights that we own or license is material to our success and competitive position. We rely on a combination of laws and contractual restrictions such as confidentiality agreements to establish and protect our proprietary rights. Laws and contractual restrictions, however, may not be sufficient to prevent misappropriation of our technology or other proprietary rights or deter others from independently developing products that are substantially equivalent or superior.

      Patents. Due to the length of time and expense associated with bringing new pharmaceutical products to market, we recognize the considerable benefits associated with acquiring or licensing products that are protected by existing patents or for which patent protection can be obtained. However, only two of our products, Vaniqa® Cream and EsclimTM, are subject to patent protection. Vaniqa® Cream has broad patent coverage in many countries worldwide, and is covered by patents related to the formulation of the product as well as patents related to the method of using eflornithine hydrochloride. We have licensed these patent rights from Gillete, and therefore, rely on a third party to maintain and protect against infringement of the patents relating to Vaniqa® Cream. Additionally, we acquired two patent applications covering new formulations of Vaniqa® Cream and improved manufacturing processes. We have filed these applications on a worldwide basis. EsclimTM, for which we have an exclusive license (subject to exceptions), is also patent protected through 2008. Our other pharmaceutical products, and most of our self-care products, are not protected by patents. We intend to take the actions that we believe are necessary to protect our patent rights, but we may not be successful in doing so on commercially reasonable terms, if at all. In addition, parties that license their proprietary rights to us may face challenges to their patents and other proprietary rights and may not prevail in any litigation regarding those rights.

      Copyrights. We have received copyright registration for the Women First HealthCare logo. Copyrights for the source code of the womenfirst.com Internet site that we created with SF Interactive Inc. have been assigned to us.

      Trademarks and Domain Names. Our subsidiary As We Change owns the registered U.S. trademark As We Change®. In addition, we own several trademark registrations, including for our key name and mark “Women First®.” We have also applied to register several other marks, including the key marks “Women First HealthCareTM” and “Women FirstTM,” for additional goods that are presently covered by our existing registrations. Some of our agreements also include rights to use the manufacturer’s trademarks, such as the Ortho-Est® Tablets and EsclimTM trademarks during the term of these agreements. We also own the rights to the Vaniqa® Cream trademark and the Vaniqa® Cream design trademark. These trademarks have been registered in several key markets worldwide and additional applications are pending. We intend to introduce new trademarks, service marks and brand names, as warranted, and to maintain registrations on trademarks that remain valuable to the business.

      We currently hold the Internet domain names womenfirsthealthcare.com and womenfirst.com, and As We Change holds the Internet domain name aswechange.com. Domain names are regulated by Internet regulatory bodies while trademarks are enforceable under local country law. As a result, while we may be able to maintain our existing .com domain names, we may not be able to acquire corresponding domain names in other top-level domains. Also, we may be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names or trademarks.

Government Regulation

      The manufacturing, processing, formulation, clinical investigation, packaging, labeling, storage, promotion, distribution and advertising of the products we offer are subject to extensive regulation by one or more federal agencies including the Food and Drug Administration, Drug Enforcement Agency, Environmental Protection Agency, Federal Trade Commission, Occupational Safety and Health Administration, Consumer Product Safety Commission, the United States Customs Service and the United States Postal Service. These activities are also regulated by various agencies of the states and localities in which our products are sold. For both currently marketed and future products, failure to comply with applicable regulatory requirements could limit our ability to market and distribute such products and would harm our business.

      Pharmaceuticals. All pharmaceutical firms, including manufacturers, are subject to regulation by the Food and Drug Administration. Any restriction or prohibition applicable to sales of products we market could materially adversely affect our business.

      All of the prescription drug products that we market have been approved by the Food and Drug Administration, except Midrin®. Midrin® is a “grandfathered” product that was introduced prior to 1962. The Food and Drug Administration has the authority to revoke existing approvals or to review the status of currently exempt pharmaceuticals and require application and approval of prescription drugs if new information reveals that they are not safe or effective. The Food and Drug Administration also regulates the promotion, including advertising, of prescription drugs. Drugs that contain ingredients that are considered to be controlled substances are also regulated by the Drug Enforcement Agency. Midrin®, Equagesic® and Synalgos® contain such ingredients. As a result, packaging for these drugs must be clearly labeled, and these drugs must be packaged in tamper-resistant packages. In addition, we are required to maintain a Drug Enforcement Agency license to distribute the products and, because the active ingredient in Synalgos® is strictly controlled by the Drug Enforcement Agency, the quantity of Synalgos® that we may have manufactured is limited.

      Drug products must be manufactured, packaged, and labeled in accordance with their approvals and in conformity with standards known as current Good Manufacturing Practices and other requirements. Drug manufacturing facilities must be registered with and approved by Food and Drug Administration and must list with the Food and Drug Administration the drug products they intend to distribute. The manufacturer is subject to inspections by the Food and Drug Administration and periodic inspections by other regulatory agencies. The Food and Drug Administration has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to seize and prohibit the sale of unapproved or non-complying products, and to halt manufacturing operations that are not in compliance with current Good Manufacturing Practices. Also, the Food and Drug Administration regulates the distribution of samples of drugs. Both Food and Drug Administration and Drug Enforcement Agency may impose criminal penalties arising from non-compliance with applicable regulations.

      Cosmetics Regulations. We market cosmetic products through our As We Change® catalog and aswechange.com and womenfirst.com Internet sites. The Food and Drug Administration regulates the labeling on cosmetic products but does not require cosmetics to be approved before products are released to the marketplace. The Food and Drug Administration does not have the authority to require manufacturers to register their cosmetic establishments, file data on ingredients or report cosmetic-related injuries. The Food and Drug Administration maintains a voluntary data collection program, however, and companies wishing to participate in the program may do so. The Food and Drug Administration may inspect cosmetics manufacturing facilities, collect samples for examination and take action to remove adulterated and misbranded cosmetics from the market.

Employees

      As of April 1, 2003, we employed 101 full-time people. As part of our restructuring and downsizing in March 2003, we terminated 56 employees, mainly in the marketing and sales area. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key personnel and our continuing ability to attract and retain highly qualified managerial personnel. Competition for such qualified personnel in the pharmaceutical and health care industry is intense.

Seasonality

      Sales of our pharmaceutical products do not tend to be seasonal. However, we have found that sales of our self-care products are subject to seasonality. Sales of our self-care products typically are higher in the first two calendar quarters, perhaps due to our customers’ focus on wellness and lifestyle issues at the beginning of each new calendar year, perhaps because of New Year’s resolutions. We have also found that the sales of our merchandise related to fashion and exercise typically are higher in the spring months, reflecting our customers’ focus on outdoor activities and physical fitness in that portion of the calendar year. Typically, our customers do not use the catalog for gift buying, making the last calendar quarter the weakest. We anticipate that these trends will continue.

Website Access to Reports

      On our website, womenfirst.com, we make our periodic and current reports available, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Risks and Uncertainties

Risks related to our business

As of December 31, 2002, we were in default under our senior secured notes because of our failure to comply with financial covenants. Our inability to remedy these defaults or any future defaults under the senior secured notes would allow the holders to accelerate the indebtedness under the senior secured notes and would materially harm our business and, in turn, an investment in our common stock.

      As of December 31, 2002 and March 31, 2003, we were in default under our senior secured notes having a principal balance of $28.0 million. Our recent financial performance caused us to fall out of compliance with the covenants and other requirements of the senior secured notes, which require, among other things, minimum earnings, minimum fixed charge coverage ratio and minimum net worth measured as of December 31, 2002 and the four quarters then ended and limited capital expenditures during 2002. All of our Vaniqa® Cream-related assets have been pledged to the note holders to secure our obligations under the senior secured notes. Because we were in default, the note holders were entitled to terminate their commitments to us, declare the existing loans to be immediately due and payable, and to foreclose on the assets that have been pledged to secure these outstanding loans.

      In April 2003, we entered into a binding term sheet with the holders of the senior secured notes to remedy these defaults by, among other things, restructuring selected financial covenants in the senior secured notes, pledging additional assets to secure our obligations under the senior secured notes, amending selected terms of our convertible redeemable preferred stock, issuing new warrants to purchase common stock to the holders of the senior secured notes and obtaining equity financing from an investor group led by Edward F. Calesa, our President and Chief Executive Officer. The provisions of this term sheet and our preliminary agreement with the holders of the senior secured notes are described in more detail in this report under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Our default under the senior secured notes permits the note holders to accelerate our indebtedness under the notes and foreclose on the collateral pledged to secure our indebtedness under the notes. While we have entered into a binding term sheet with the note holders to remedy the defaults, we have not yet completed definitive documents to implement the terms of the term sheet and the closing of the restructuring is subject to conditions. In addition, any future default by us under the senior secured notes would allow the note holders to accelerate our indebtedness under the senior secured notes. Given our cash on hand of $10.9 million as of March 31, 2003, and our projections for the remainder of 2003, if the note holders sought to exercise their remedies against us, including immediate acceleration of the senior secured notes, we would likely file for protection under Chapter 11 of the federal bankruptcy laws which would have a material adverse effect on our business and, in turn, any investment in our common stock.

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

      We continuously monitor the quantity of our products in the distribution channel and the demand for our pharmaceutical products through the number of prescriptions written. Our pharmaceutical products have expiration dates that range from 18 to 60 months from date of manufacture. We purchase data regarding quantities in the distribution channel and prescription activity from nationally recognized providers of this information. In addition, we obtain inventory information from key customers in order to provide more detailed information regarding the channel inventory at specific customer locations. We will generally accept for credit or exchange pharmaceutical products that have become unusable due to passage of the expiration date, drug recall or discontinuance. We establish reserves for these credits and exchanges at the time of sale. There can be no assurance we will be able to accurately forecast the reserve requirement that will be needed in the future. Although our estimates are reviewed quarterly for reasonableness, our product return, rebate or chargeback activity could differ significantly from our estimates because our analysis of product shipments, prescription trends and the amount of product in the distribution channel may not be accurate. Judgment is required in estimating these reserves. The actual amounts could be different from the estimates and differences are accounted for in the period in which they become known.

      We also establish reserves for potentially excess, dated or otherwise impaired inventory. Reserves for excess inventory are based on an analysis of expected future sales that will occur before the inventory on hand or under a firm commitment will expire. The analysis is based on the total amounts of inventory on hand or under a firm commitment, channel inventory data and prescription activity, which are purchased from nationally recognized providers of channel inventory data and prescription data. Judgment is required in estimating reserves for excess inventories. The actual amounts could be different from the estimates and differences are accounted for in the period in which they become known.

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

      We defer recognition of revenue if we determine that there is excess channel inventory for our products. Excess channel inventory exists if our wholesale customers’ inventory of our products exceeds our estimates of demand for our products at the retail level, after considering factors such as product shelf life. We determine whether excess channel inventory exists based on an analysis of the amount of each product in the channel inventory and prescription activity and trends. In addition, we obtain inventory information from key customers in order to provide more detailed information regarding the channel inventory at specific customer locations. We defer sales, net of the related product cost we pay to our suppliers, associated with our estimated excess channel inventory. Therefore, we may be forced to defer product sales to our wholesale customers if we are not able to generate sufficient demand for those products at the retail level. As of December 31, 2002, we had deferred revenue of $4.2 million related to excess channel inventory, which is included in the accompanying consolidated balance sheets. The deferral of revenue arose from slower than anticipated prescription growth for our products during the fourth quarter of 2002. There can be no certainty that we will be able to recognize this revenue in the future. Judgment is required in estimating the amounts of excess channel inventory. The actual amounts could be different from the estimates and differences are accounted for in the period in which they become known. Our inability to recognize revenue related to excess channel inventory may cause us to fail to meet the expectations of investors and, in turn, cause the price of our common stock to decline.

We believe we will have adequate cash to meet our operating and capital needs during 2003. If our assumptions about cash generation and usage are incorrect, we may be forced to withhold payment to suppliers, debt holders and others and to file for bankruptcy protection, which could diminish completely the value of an investment in our common stock.

      We have estimated the timing and amounts of cash receipts and disbursements during 2003 and we believe we will have adequate cash to meet our operating and capital needs through December 31, 2003. However, our assumptions may be wrong. In particular, we have assumed that we will be successful in our efforts to raise funds through additional private placement of equity securities. If we are forced to seek bankruptcy protection because of our inability to make required payments, our common stock may become worthless and an investment in our common stock would be lost.

We have been in business a short time and have experienced significant losses since our inception.

      We have incurred significant losses since we were founded in November 1996, accumulating a deficit of $74.6 million through December 31, 2002. We have not achieved profitability in any complete fiscal year since our inception. Small, relatively new companies such as ours frequently encounter problems, delays and expenses that may be beyond their control. These include, but are not limited to, unanticipated problems and additional costs related to marketing, competition, manufacturing and product acquisitions and development. These problems could cause significant losses and/or volatility in our profitability which could adversely affect your investment in our common stock.

We have incurred significant debt obligations and issued other securities that will require us to make debt service and similar payments in the future.

      As of December 31, 2002, we had outstanding debt obligations of $46.3 million, the proceeds of which were used to finance the acquisitions of Midrin®, Equagesic®, Synalgos® and Vaniqa® Cream. We issued an $11.0 million convertible promissory note payable to Élan to acquire the product rights for Midrin®. The note bears interest at 7% and the interest accretes to the principal of the note for the first two years. Beginning in the third quarter of 2003, we are required to make quarterly interest payments in cash. The principal plus unpaid interest under our note to Élan is due in June 2008. We issued a promissory note to Wyeth to acquire the product rights for Equagesic® and Synalgos®, of which $6.5 million remains outstanding. Under our note to Wyeth, we are required to make a cash payment of $3.25 million on each of November 28, 2003 and November 30, 2004.

      In June 2002, we financed the acquisition of Vaniqa® Cream through the issuance of $28.0 million of senior secured notes and $13.0 million of convertible redeemable preferred stock. The senior secured notes mature in September 2005 and bear interest at the initial rate of 11% per annum, which increases to 12.5% in December 2003, and 13% per annum in June 2004. Interest on the senior secured notes is required to be paid in cash except that we may pay interest amounts in excess of 11% per annum in cash or through the issuance of additional senior secured notes. The convertible redeemable preferred stock has an aggregate initial stated value of $13.0 million, which accretes at a rate of 10% per annum, calculated quarterly, which increase to 11.5% per annum in December 2003 and 12.5% per annum in June 2004. Unless previously converted, we will be required to redeem the convertible redeemable preferred stock for cash at its accreted stated value plus accreted unpaid dividends, if any, in June 2006.

      We have pledged our Vaniqa® Cream-related assets to secure our obligations under the senior secured notes and convertible redeemable preferred stock. We have also pledged assets related to Midrin®, Equagesic® and Synalgos® as security for the repayment of debt obligations incurred to finance the purchases of those assets. If we fail to make payment on these instruments as required, we may be declared in default and lose our rights to the products that secure their repayment.

Our senior secured notes and convertible redeemable preferred stock contain provisions and requirements that could limit our ability to secure additional financing and respond to changing business and economic conditions.

      The restrictions contained in the senior secured notes and convertible redeemable preferred stock that we issued to finance the acquisition of Vaniqa® Cream in June 2002 may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and acquire additional pharmaceutical products. Both our senior secured notes and our convertible redeemable preferred stock restrict our ability to incur additional indebtedness and require us to offer to use proceeds from additional indebtedness or the sale of other securities to repay the senior secured notes and redeem the convertible redeemable preferred stock, subject in each case to limited exceptions. Our senior secured notes, among other things, restrict our ability to create liens, make capital expenditures and sell assets, subject to limited exceptions. In addition, our senior secured notes initially required us to maintain a minimum:

•	earnings before interest, taxes, depreciation and amortization,

•	net worth, and

•	fixed charge coverage ratio.

      As noted above, as of December 31, 2002 and March 31, 2003, we were in default under our senior secured notes. Our recent financial performance caused us to fall out of compliance with the covenants and other requirements of the senior secured notes. In April 2003, we entered into a binding term sheet with the holders of the senior secured notes to remedy these defaults by, among other things, restructuring selected financial covenants in the senior secured notes, pledging additional assets to secure our obligations under the senior secured notes, amending selected terms of our convertible redeemable preferred stock, issuing new warrants to purchase common stock to the holders of the senior secured notes and obtaining equity financing from an investor group led by Edward F. Calesa, our President, Chief Executive Officer and Chairman of the Board. The provisions of this term sheet and our preliminary agreement with the holders of the senior secured notes are described in more detail in this report under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      If we fail to satisfy any of the covenants in the senior secured notes in the future, we could again be in default under our senior secured notes. In addition, if we fail to comply with the covenants governing our indebtedness, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms that are acceptable to us, or at all.

If our products do not achieve and maintain market acceptance, we will be unable to realize our operating objectives.

      Our estrogen replenishment therapy products may not maintain market acceptance. EsclimTM and our Ortho-Est® Tablets compete in the estrogen replenishment therapy market. EsclimTM accounted for 20.4% and 21.1% of our total revenues for the years ended December 31, 2002 and 2001, respectively. Ortho-Est® Tablets accounted for 7.7% and 33.1% of our total revenues for the years ended December 31, 2002 and 2001, respectively. In a study published in the Journal of the American Medical Association in July 2002, researchers affiliated with the National Cancer Institute reported that women on estrogen replenishment therapy after menopause ran a higher risk of ovarian cancer after ten years of use. This study and others could decrease the demand for our EsclimTM and Ortho-Est® Tablets products. These products also compete with combination estrogen/progestin hormonal replenishment therapy products. In another study published in the Journal of the American Medical Association in July 2002, researchers affiliated with the National Institutes of Health announced that its National Heart, Lung and Blood Institute had stopped the clinical trial of combination estrogen replenishment therapy in healthy menopausal women because of an increased risk of invasive breast cancer, heart attacks, strokes and blood clots. While this study noted no increased risk of breast cancer, heart attacks, strokes or blood clots for women on estrogen replenishment therapy, the perception of such a risk could decrease the demand for our EsclimTM and Ortho-Est® Tablets products and result in litigation from patients who used these products similar to that faced by some manufacturers of estrogen/progestin hormonal replenishment therapy products.

      Other products we have acquired, such as Midrin®, BactrimTM, Equagesic®, Synalgos® and Vaniqa® Cream, and those products we may acquire in the future, if any, likewise may not achieve or maintain market acceptance. The market acceptance of all of our products will depend on, among other factors:

•	their advantages over existing competing products,

•	their perceived efficacy, safety and cost,

•	the extent to which they are substituted generically by the pharmacy,

•	the actual or perceived side effect profile of our products, and

•	the reimbursement policies of the government and third-party payers.

      Our business model assumes that our marketing programs and strategies and the growth in our target market will result in increased revenues. If our marketing programs and strategies do not succeed in generating increased revenues, we will be unable to realize our operating objectives. If the clinicians we target do not recommend and prescribe the products we offer or if their patients do not regularly use these products, we will experience losses in the future that could, in turn, adversely affect the trading price of our common stock and the value of your investment.

We have announced plans to consider the sale of product rights for those pharmaceutical products that are non-strategic and do not relate to our core mission of improving the health and well being of midlife women. We may sell these product rights for less than their book value, thereby increasing the size of our net loss in 2003.

      Part of our strategy for reaching our objective to become a premier marketer of health care products for midlife women is to focus our energies on those products — pharmaceutical and self-care — that directly target this audience. Other products in our portfolio, Midrin®, BactrimTM, Equagesic® and Synalgos®, do not meet this criteria, and we have announced plans to attempt to sell these non-strategic products. In the event we are successful, we will use any proceeds we receive to pay down our debt and where possible, increase our working capital. We do not know whether the products will be sold in a group or individually, or at all, but it is possible that we will sell some or all of them at a price less than our book value. A sale of some or all of the products would improve our debt position and may increase our cash position (assuming we sell products for greater than the associated debt). However, selling products below their book value would increase our net loss beyond the loss we have projected for 2003. This may disappoint investors and further depress the price of our common stock and the value of an investment in our common stock.

Our business model requires the development and profitability of our pharmaceutical division and consumer division. If we fail to implement key elements of our business plan, we may not succeed.

      We have embarked on an ambitious plan to provide prescription and non-prescription products to midlife women. As part of our plan, we have acquired rights to specialty pharmaceutical products that we believe are well suited to midlife women. We may seek to acquire additional product rights in the future. We also offer products through our consumer division. To promote our products, we will seek to persuade obstetricians, gynecologists, dermatologists, nurse practitioners and physicians’ assistants focused on women’s health to prescribe and recommend the products we offer. However, there is a limited market awareness of our company and the products and services we offer. If we do not generate sufficient demand for our current or future products or if general economic conditions cause a drop off in discretionary spending, our business may not succeed and our stockholders’ investments in us may suffer.

Our quarterly and annual financial results may fail to meet or exceed the expectations of investors, which could cause the price of our stock to remain depressed.

      Our quarterly and annual operating results may fail to meet or exceed the expectations of securities analysts or investors because of a number of factors, including the following:

•	changes in the acceptance or availability of the products we offer,

•	the timing of new product offerings, acquisitions or other significant events by us or our competitors,

•	regulatory approvals and legislative changes affecting the products we offer or those of our competitors,

•	research studies and news reports concerning the safety or efficacy of our products or similar products,

•	the productivity of our sales force,

•	reserves we may need to record and revenues we may need to defer due to an excess supply of our pharmaceutical products in the distribution channel,

•	return of excess inventory from our customers that exceed the reserves we have established, and

•	general economic and market conditions and conditions specific to the health care industry.

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

      We are dependent on single sources of supply for the pharmaceutical products we offer. The following companies are currently our sole suppliers for the indicated products:

•	Pharmaceutics International, Inc. supplies Ortho-Est® Tablets to us under an agreement with a four-year term, expiring in June 2005.

•	Laboratoires Fournier S.A., a French company, acts as our exclusive supplier of EsclimTM under an agreement with a seven-year term, expiring in January 2007.

•	Bristol-Myers Squib Company acts as our exclusive supplier of Vaniqa® Cream under an agreement with a three- year term, expiring in June 2005. We are currently in discussions with Bristol-Myers Squibb to extend the term of the manufacturing agreement to June 2007.

•	Mallinckrodt Inc. supplies Midrin® to us pursuant to purchase orders. We do not have a formal agreement with Mallinckrodt concerning the terms of supply of Midrin®.

•	Mutual Pharmaceutical Company, Inc. acts as our exclusive supplier of BactrimTM under an agreement with a five-year term, expiring in January 2007.

•	Wyeth, as successor to American Home Products Corporation, acts as our exclusive supplier of Equagesic® Tablets and Synalgos®-DC Capsules under an agreement expiring in November 2004.

      In general, our agreements with our suppliers allow either party to terminate the agreement early if the other party is in default of any of its material obligations under the agreement and fails to cure the default after notice. In addition, our supply agreements typically permit either party to terminate the agreement early in the event of the other party’s liquidation, bankruptcy or insolvency or, in the case of our agreement with Fournier concerning EsclimTM, if the other party undergoes specified changes of control.

      With respect to our products and the ingredients contained in these products, we cannot guarantee that these third parties will be able to provide adequate supplies of products or materials in a timely fashion. These third parties may pursue the manufacture and supply of their own pharmaceutical products in preference to those being manufactured for us. In addition, our third-party suppliers may terminate their agreements with us earlier than we expect, and as a result we may be unable to continue to market and sell the related pharmaceutical products on an exclusive basis or at all. We also face the risk that one of our suppliers could lose its production facilities in a disaster, be unable to comply with applicable government regulations or lose the governmental permits necessary to manufacture the products it supplies to us. If a third-party supplier cannot meet our needs for a product, we may not be able to obtain an alternative source of supply in a timely manner. In these circumstances, we may be unable to continue to fill customers’ orders as planned.

Because we depend on a small number of customers for a significant portion of our revenues, the loss of any of these customers, any cancellation or delay of a large purchase by any of these customers or the return of unsold product in excess of reserves we have established could significantly reduce our revenues.

      Historically, a limited number of customers has accounted for a significant portion of our total revenues. Four customers, McKesson Drug Operations, QK Healthcare, Inc., Cardinal Health, Inc. and AmerisourceBergen Corp., each individually accounted for greater than 10% of our total revenues for the year ended December 31, 2002. Together, these customers accounted for approximately 88% and 60% of our total revenues for the years ended December 31, 2002 and 2001, respectively. We have no long-term commitments from these customers or any other customers to purchase products from us. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our revenues. In addition, because these key customers purchase such a relatively large percentage of our products, we may be particularly susceptible to risks of cancellation of product orders or returns of unsold products from these large wholesalers.

We have recently reduced our sales force, and cannot be certain the remaining sales force will continue to achieve desired sales levels.

      In March 2003, we announced that we had not generated sufficient demand to meet our internal projections for prescription growth. As a result, we reduced the size of our sales force by 60% to eliminate those territories that have not been profitable. Our smaller sales force may not be successful in generating sufficient awareness or demand for our products, which could significantly reduce our revenues, harm our financial results and depress the price of our common stock. Further, in those sales territories that we have terminated sales personnel, our competitors may be able to encroach on our business which could also reduce our revenues, harm our financial results and depress the price of our common stock.

In some cases, we rely on third-party sales organizations to promote our products and cannot be sure their efforts will lead to adequate sales of our products.

      For selected products, we hire outside organizations to conduct sales and marketing projects to promote awareness of these products to targeted physicians. In December 2002, we hired Ventiv to market Vaniqa® Cream to dermatologists. In April 2003, Ventiv will begin to market Synalgos® to dentists and oral surgeons on a test basis. As a result of our reliance on third-party sales organizations, some of the variables that may affect our revenues, cash flows and operating results are not exclusively within our control. Third-party sales organizations may not devote adequate attention to the promotion and marketing of our products, which could result in our failure to realize the full sales potential of our products. Even if the third parties that market our products are initially successful, they may not continue to be successful. We may not be able to renew these third-party arrangements successfully in the future, and new outside sales arrangements may not continue to be available on commercially reasonable terms.

Our inability to obtain new proprietary rights or to protect and retain our existing rights could impair our competitive position and adversely affect our sales.

      We believe that the patents, trademarks, copyrights and other proprietary rights that we own or license, or that we will own or license in the future, will continue to be important to our potential success and competitive position. If we fail to maintain our existing rights or cannot acquire additional rights in the future, our competitive position may be harmed. Due to the length of time and expense associated with bringing new pharmaceutical products to market, there are benefits associated with acquiring or licensing products that are protected by existing patents or for which patent protection can be obtained. While the EsclimTM estradiol transdermal system and our Vaniqa® Cream incorporate patented technology, the other pharmaceutical products and most of the self-care products we sell are not protected by patents. We have applied for registration of a number of key trademarks and intend to introduce new trademarks, service marks and brand names as warranted. We intend to take the actions that we believe are necessary to protect our proprietary rights, but we may not be successful in doing so on commercially reasonable terms, if at all. In addition, parties that license their proprietary rights to us may face challenges to their patents and other proprietary rights and may not prevail in any litigation regarding those rights. Under the terms of a license agreement, we rely on Gillette to maintain and protect against infringement of the patents relating to our Vaniqa® Cream. Moreover, our trademarks and the products we offer may conflict with or infringe upon the proprietary rights of third parties. If any such conflicts or infringements should arise, we would have to defend ourselves against such challenges. We also may have to obtain a license to use those proprietary rights or possibly cease using those rights altogether. Any of these events could harm our business and your investment in our common stock.

Potential future impairments under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” could adversely affect our future results of operations and financial position.

      In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including product rights, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured and recognized if the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset were determined to be impaired, an impairment loss to write-down the carrying value of the asset to fair value by using quoted market prices when available, would be required. When a quoted market price is not available, an estimated fair value would be determined through other valuation techniques. We have used projected cash flows discounted to reflect the expected technical, commercial, competitive and other factors related to acquired technologies or products, and comparisons to similar asset sales and valuations by others, to estimate the fair value of our intangible assets. These future tests may result in a determination that these assets have been impaired. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

      In addition, under the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests in accordance with the statement. As of December 31, 2002, we had goodwill and intangible assets recorded at approximately $2.8 million, net of accumulated amortization, primarily associated with our acquisition of As We Change. During the second quarter of 2002, we performed the first of the required impairment tests of goodwill and indefinite life intangible assets to determine if a transition impairment charge should be recognized under SFAS 142. The tests showed that no impairment charge should be recognized. We will test for impairment at least annually.

Our failure to retain the principal members of our management team and sales force or to hire additional qualified employees would adversely affect our ability to implement our business plan.

      Our success depends upon the retention of the principal members of our management team and our technical, marketing and sales staffs. In particular, the loss of the services of Edward F. Calesa, our President, Chief Executive Officer and Chairman of the Board, or other key members of our management team might significantly delay or prevent the achievement of our development and strategic objectives. We have entered into an employment contract with Mr. Calesa. We are the beneficiary of a life insurance policy on the life of Mr. Calesa in the amount of $2.0 million. If Mr. Calesa ceases to serve as our Chief Executive Officer, we may be required to redeem the senior secured notes and convertible redeemable preferred stock. We do not have life insurance policies on the lives of any other members of our management team. In March 2003, we reduced the size of our sales force by 60% to eliminate those territories that have not been profitable. While we have given incentives to the remaining sales force with pay raises and stock options, we cannot be certain that our sales personnel will continue their employment with us, or continue to be productive. If we are unable to retain this smaller group of highly trained sales representatives, demand for our products may be negatively impacted and our revenues may decline. Our success also depends on our ability to attract additional qualified employees. Our inability to retain our existing personnel or to hire additional qualified employees would have a material adverse effect on our company and an investment in our common stock.

Our management and existing stockholders have substantial control over our voting stock and can make decisions that could adversely affect our business and our stock price.

      As of March 31, 2003, Edward F. Calesa and his family members jointly beneficially owned approximately 33.5% of our common stock. Also as of the same date, our present directors and executive officers, their family and affiliates as a group beneficially owned approximately 37.7% of our outstanding common stock. Accordingly, if all or certain of these stockholders were to act together, they would be able to exercise significant influence over or control the election of our board of directors, the management and policies of Women First and the outcome of certain corporate transactions or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

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

Our stock price has recently suffered significant declines and remains volatile.

      The market price of our common stock declined significantly in March 2003 and may continue to decline in the future. From January 1, 2000 to March 31, 2003, our stock has ranged from a high sales price of $11.84 to a low sales price of $0.44. The market prices and trading volumes for securities of emerging companies, like Women First, historically have been highly volatile and have experienced significant fluctuations both related and unrelated to the operating performance of those companies. Factors beyond our control such as fluctuations in our operating results, stockholders’ reactions to our public announcements, our restructuring efforts, sales of substantial amounts of shares by large stockholders, concern as to safety of drugs, and general market conditions, can have an adverse effect on the market price of our securities. Shortfalls in our revenues, earnings, customer growth or other business metrics in any given period relative to the levels and schedule expected by securities analysts, could immediately, significantly and adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the subject company. Litigation of this type could result in substantial costs and a diversion of our management’s attention and resources which could, in turn, have a material adverse effect on our business, financial condition and results of operations. We have directors and officers insurance for this type of action but may be unable to buy such coverage in the future because of our results and expected increase in cost.

We face possible delisting from the NASDAQ National Market, which would result in a limited public market for our common stock.

      There are several requirements for the continued listing of our common stock on the NASDAQ National Market including, but not limited to, a minimum stock bid price of $1.00 per share. The NASDAQ National Market has adopted a pilot program that allows for a 180 day grace period for compliance with the minimum bid price requirement and an additional 180 day grace period for those NASDAQ National Market issuers able to demonstrate compliance with the core NASDAQ National Market initial listing criteria. On various dates from March 20, 2003 through the date of this report, the bid prices for shares of our common stock on the NASDAQ National Market have been below this minimum threshold of $1.00. Although we believe we are currently in compliance with the other core NASDAQ National Market initial listing criteria, if we are unable to satisfy the $1.00 minimum bid price requirement by the expiration of the grace period, our common stock may be subject to delisting by NASDAQ, which would result in a very limited public market for our common stock.

We have implemented anti-takeover provisions that could delay or prevent a change of control of our company and prevent an acquisition at a premium price.

      Provisions of our Fourth Amended and Restated Certificate of Incorporation, as amended, and Second Amended and Restated Bylaws may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable or may impede the ability of the holders of our common stock to change our management. These include provisions classifying our board of directors, prohibiting stockholder action by written consent and requiring advance notice for nomination of directors and stockholders’ proposals. In addition, Section 203 of the Delaware General Corporation Law also imposes restrictions on mergers and other business combinations between our company and any holders of 15% or more of our common stock. Moreover, our certificate of incorporation allows our board of directors to issue, without further stockholder approval, preferred stock that could have the effect of delaying, deferring or preventing a change in control. The issuance of preferred stock also could adversely affect the voting power of the holders of our common stock, including the loss of voting control to others. In 2001, we adopted a Change in Control/ Severance Policy that may have the effect of discouraging a third-party from attempting to acquire us. Our option plans provide that unvested options will become fully vested and exercisable upon a change in control of Women First. The provisions of our certificate of incorporation and bylaws, our option plans, as well as certain provisions of Delaware law, may have the effect of discouraging or preventing an acquisition, or disposition, of our business. These provisions also may diminish the opportunities for a stockholder to participate in certain tender offers, including tender offers at prices above the then-current fair market value of our common stock. Some of our key contracts contain provisions that would allow the other party to the agreement to terminate the agreement upon a change in control.

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

      The pharmaceutical products we offer face significant competition. Ortho-Est® Tablets compete in the estrogen replenishment therapy market, a market dominated by PremarinTM, a product manufactured by Wyeth-Ayerst Laboratories, Inc., a division of Wyeth. The EsclimTM estradiol transdermal system competes in the estrogen replenishment therapy market against products made by Berlex Laboratories, Watson Laboratories, Inc., Novogyne Pharmaceuticals and Novartis Pharmaceutical. The estrogen replenishment therapy products we market also compete with combination estrogen/progestin hormonal replenishment therapy products marketed Wyeth, Parke-Davis, a division of Pfizer, Solvay Pharmaceuticals, Inc., Barr Laboratories, Inc., Pharmacia Corporation and others, as well as generic hormonal replenishment therapy products. EsclimTM is not available generically but there is a generic estrogen replenishment therapy patch available. Ortho-Est® Tablets face significant generic competition. The estrogen replenishment therapy products we market also compete with non-hormonal replenishment therapy products marketed by Merck & Co., Inc. and Eli Lilly & Company. Each of these competitors has substantially greater marketing, sales and financial resources than we do.

      Midrin® competes against a class of drugs called triptans as well as against generic competitors. Several companies manufacture Triptans, including GlaxoSmithKline (Imitrex®), Merck & Co. (Maxalt®) and AstraZeneca Pharmaceuticals LP (Zomig®). BactrimTM competes in the antibacterial market against CotrimTM marketed by Teva Pharmaceuticals, Septra®, manufactured by Monarch, a division of King Pharmaceuticals, and generic products made by High Tech Pharmaceutical Co., United Research Laborato-

ries and Mutual Pharmaceutical Co., among others. Equagesic® competes against Flexeril®, manufactured by Merck & Co., and Valium®, manufactured by Roche Labs, as well as against generic cyclobenzaprine and generic diazepam. Synalgos® competes against hydrocodone products such as Vicodin® from Abbott Laboratories and codeine products such as Tylenol® with Codeine, manufactured by McNeil Consumer Healthcare, a subsidiary of Johnson & Johnson.

      Vaniqa® Cream (eflornithine hydrochloride), 13.9%, competes in the women’s facial hair removal market against a variety of depilatory products, electrolysis, laser hair removal and other hair retardant and hair removal products. Although Vaniqa® Cream is not available generically, it has been on the market only a short period of time and our sales force and our third-party sales provider have only recently begun to market the product. The competitive products for the removal of unwanted facial hair in women have substantially greater market presence than does Vaniqa® Cream. In addition, because Vaniqa® Cream is a prescription hair removal product, we may have difficulty competing against products that are more readily available to consumers in over-the-counter form.

      Competition for the self-care products we offer is significant. Our subsidiary, As We Change, LLC competes with a number of catalog companies and Internet retailers focusing on self-care products. Luminesence, SelfCare®, HarmonyTM, Inner Balance and InteliHealth HealthyHomeTM market and sell general lifestyle and personal care products.

      Our failure to adequately respond to the competitive challenges faced by the products we offer could have a material adverse effect on our business, financial condition and results of operations which could, in turn, cause our common stock price to decline.

Patients may not be able to obtain reimbursement for the pharmaceutical products we offer. This is the case for Vaniqa® Cream, the sale of which generally is not reimbursed to patients by their private health insurers. Any failure to obtain reimbursement could limit the sales of our products and could harm our results of operations.

      Our ability to market new and existing pharmaceutical products depends in part on whether health care payers, including government authorities, private health insurers, health maintenance organizations and managed care organizations, will provide sufficient reimbursement for the products we offer. Third-party payers are increasingly challenging the prices of pharmaceutical products and demanding data to justify the inclusion of new or existing products in their formularies. Significant uncertainty exists regarding the reimbursement status of pharmaceutical products, and we cannot predict whether additional legislation or regulation affecting third-party coverage and reimbursement will be enacted in the future, or what effect such legislation or regulation would have on our business. Reimbursement may not be available for the products we offer and reimbursement granted may not be maintained. In particular, 95% of patients using our Vaniqa® Cream do not receive reimbursement from any government authorities, private health insurers, health maintenance organizations or managed care organizations. In addition, sales of Ortho-Est® Tablets, BactrimTM and Midrin® may be adversely affected by formularies that require substitution of generics on prescriptions written for these products unless the physician indicates “dispense as written” on the prescription. Moreover, limits on reimbursement available from third-party payers may reduce the demand for, or adversely affect the price of, the products we offer.

We may be exposed to product liability claims not covered by insurance that would harm our business.

      We currently carry product liability insurance with an aggregate limit of $15.0 million with respect to our products other than Vaniqa® Cream. Our product liability insurance with respect to Vaniqa® Cream has an aggregate limit of $20.0 million. Although we intend to continue to maintain product liability insurance, we cannot guarantee that this insurance will be sufficient to cover all possible liabilities or that such insurance will continue to be available in the future at acceptable costs. A successful suit against us could require us to pay significant damages and could affect our ability to market our products, among other negative effects on our business. If the amounts involved in these product liability suits are material, our common stock price could suffer.

Much of our business is subject to regulation. Regulatory bodies could impair or eliminate our ability to conduct portions of our business.

      Many of our activities are subject to extensive regulation by one or more federal, state or local agencies. In general, regulations pertain to the manufacture, purchase, safe storage and distribution of pharmaceuticals and controlled substances that are monitored through periodic site inspections conducted by the Food and Drug Administration and the Drug Enforcement Agency. Failure to comply with these requirements and regulations or to respond to changes in these requirements and regulations could result in modifications to our products, manufacturing delays, penalties or fines or a temporary or permanent closure of our manufacturers’ facilities. For example, our EsclimTM 25mg patch did not meet Food and Drug Administration specifications at its 24-month testing, which resulted in an 18 month expiration date on that size of EsclimTM patch. Also, the manufacturer for the aspirin active ingredient in our Synalgos® product has closed its United States site which will require us to qualify material from a new site in order to comply with applicable regulatory requirements. In addition, an active ingredient in our Synalgos® product is subject to a Drug Enforcement Agency quota limiting the amount that may be produced in any given year. Accordingly, the amount of Synalgos® that can be manufactured is strictly controlled by the Drug Enforcement Agency. If we are unable to increase production of dehydrocodein (the controlled ingredient in Synalgos®) beyond the amount currently approved by the Drug Enforcement Agency, we would be unable to increase production of Synalgos® and might therefore be unable to meet our future projections for sales of the product.

      Regulatory bodies such as the Food and Drug Administration and the Drug Enforcement Agency may also require us or our third-party manufacturers and suppliers to recall products, the cost of which could be substantial. We and our third-party manufacturers and suppliers may also choose to voluntarily recall products for health and safety reasons, including product stability issues. The regulations applicable to our existing and future products may change and could increase our costs of compliance and cause our stock price to decline.

      The Food and Drug Administration has recently requested changes in the labeling of estrogen products that may negatively impact our revenues by suggesting a link between estrogen and various health risks, most notably cancer. If this change takes effect, our sales of EsclimTM and Ortho-Est® Tablets may decline.

Item 2.     Properties

      We are headquartered in facilities consisting of approximately 13,392 square feet in San Diego, California, pursuant to a lease expiring in August 2003. As We Change, is headquartered in facilities consisting of approximately 14,880 square feet in San Diego, pursuant to a lease expiring in September 2003. We are currently exploring options to either renew our existing leases or relocate to other locations in the San Diego area.

Item 3.     Legal Proceedings

      From time to time we are involved in routine litigation and proceedings in the ordinary course of our business. We are currently involved in litigation entitled Andres Lopez Sandoval, et. al. v. Kern Medical Center, et. al., brought against Hoffman-LaRoche in February 2003 in the Superior Court of the State of California, County of Kern. We have agreed to indemnify Hoffman-LaRoche for any claims related to BactrimTM that occur after the date we acquired the product, which would include the Sandoval claim. Hoffman-LaRoche was named as a defendant in this litigation which alleges damages against the deceased’s physician, hospital, ambulance provider and a number of other care givers as well as other pharmaceutical companies that manufactured products prescribed to the deceased in connection with his illnesses. The claim seeks a judgment of $10 million from each defendant in addition to punitive damages for medical malpractice, fraud, personal injury, negligence, breach of implied warranty, misrepresentation, wrongful death, loss of consortium, intentional infliction of emotional distress, negligent infliction of emotional distress, general negligence and intentional tort. We believe we have meritorious defenses to this lawsuit and will contest these claims vigorously. However, the ultimate resolution of these matters could have a material adverse effect on our financial condition and results of operations. Even if we prevail, the litigation could be expensive to defend and could require significant amounts of management time and the diversion of significant operational resources.

      We are not currently involved in any other pending litigation matters that we believe would have a material adverse effect on us.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholders Matters

      Our common stock, $.001 par value per share, has traded on the NASDAQ National Market under the symbol WFHC since June 29, 1999. The following table sets forth the high and low sales price for the common stock as reported by the NASDAQ National Market during the periods indicated:

Quarter ending	High	Low

March 31, 2001	$4.12	$2.06
June 30, 2001	$9.23	$2.62
September 30, 2001	$11.84	$7.00
December 31, 2001	$10.00	$5.61
March 31, 2002	$11.40	$9.10
June 30, 2002	$10.51	$6.40
September 30, 2002	$8.20	$2.86
December 31, 2002	$6.18	$4.08

      As of March 31, 2003, there were 22,971,255 shares of common stock outstanding held by approximately 57 holders of record.

      We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Item 6.     Selected Consolidated Financial Information

      The selected financial information set forth below with respect to our consolidated financial statements has been derived from our audited financial statements. The information set forth below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes included elsewhere in this report.

Consolidated Statement of Operations Data:

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Net revenue	$48,618	$28,407	$27,085	$22,502	$4,834
Cost of sales	17,685	8,238	10,529	12,327	2,648

Gross margin	30,933	20,169	16,556	10,175	2,186
Gross margin %	63.6%	71.0%	61.1%	45.2%	45.2%
Marketing and sales expenses	24,383	16,113	31,765	26,827	5,478
General and administrative expenses	6,238	7,539	7,541	10,793	5,912
Regulatory, research and development	568	465	539	1,697	573

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Write-down of assets and other charges	—	—	—	1,639	—
Restructuring charges	—	—	735	—	—

Total operating expenses	31,189	24,117	40,580	40,956	11,963

Loss from operations	(256)	(3,948)	(24,024)	(30,781)	(9,777)
Interest and other income	204	972	1,458	646	395
Interest expense	(3,906)	(465)	—	—	—

Net loss	(3,958)	(3,441)	(22,566)	(30,135)	(9,382)
Accretion of beneficial conversion feature related to convertible redeemable preferred stock	(1,024)	—	—	(3,362)	—
Accretion of stated value of convertible redeemable preferred stock	(682)	—	—	—	—

Net loss available to common stockholders	$(5,664)	$(3,441)	$(22,566)	$(33,497)	$(9,382)

Net loss per share available to common stockholders (basic and diluted)	$(0.25)	$(0.17)	$(1.29)	$(2.67)	$(1.22)

Weighted average shares used in computing net loss per share (basic and diluted)	22,851	19,707	17,468	12,547	7,686

Equity compensation included in general and administrative expenses	$87	$104	$446	$1,160	$112

Consolidated Balance Sheet Data:

	2002	2001	2000	1999	1998

	(In thousands)
Cash and cash equivalents	$9,079	$19,378	$9,508	$32,719	$4,438
Working capital	13,603	21,401	9,535	30,499	3,364
Total assets	117,237	72,755	20,044	43,648	12,504
Long term debt, excluding current	39,839	17,267	—	—	—
Senior convertible redeemable preferred stock	13,682	—	—	—	—
Total stockholders’ equity	45,858	45,720	15,035	36,719	8,436

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion of our financial condition and results of operations with our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Item 1 of this Annual Report under the heading “Risks and Uncertainties.” Our actual results may differ materially from those contained in any forward-looking statements.

Overview

      Women First is a specialty pharmaceutical company dedicated to improving the health and well-being of midlife women. Our mission is to help midlife women make informed choices about their physical and emotional health and to provide pharmaceutical products and self-care products to help these women improve the quality of their lives. We market these products in the United States through a number of channels, including our dedicated sales force, our contract sales dermatology force, our direct-to-consumer marketing programs through our Internet sites, womenfirst.com, aswechange.com and vaniqa.com and through our As We Change® national mail order catalog.

      As of March 31, 2003, we offered the following products for sale:

Pharmaceutical Products — Women’s Health Division

•	Ortho-Est® Tablets, an oral estrogen product that we acquired from Ortho-McNeil Pharmaceutical in January 2001, and

•	EsclimTM, an estrogen patch system for which we have the exclusive right (subject to exceptions) to market, use, distribute and sell in various dosages in the United States and Puerto Rico pursuant to a distribution and license agreement with Laboratoires Fournier S.A., effective July 1999.

Pharmaceutical Products — Skin Care Division

•	Vaniqa® Cream (eflornithine hydrochloride), 13.9%, a topical cream clinically proven to slow the growth of unwanted facial hair in women for which we acquired exclusive worldwide rights in June 2002 from a joint venture formed by Bristol-Myers Squibb Company and The Gillette Company.

Non-Strategic Products

      In March 2003, we announced plans to consider the sale of product rights to those pharmaceutical products that are non-strategic and do not relate to our core mission of improving the health and well-being of midlife women. As of March 31, 2003, we offered the following products for sale:

•	Midrin®, a prescription headache management product for which we acquired exclusive U.S. rights and title from Élan Pharma International Ltd. and Élan Corporation plc in June 2001,

•	BactrimTM, an antibacterial product line used primarily in the treatment of certain urinary tract infections for which we acquired exclusive U.S. rights from Hoffman-LaRoche in October 2001,

•	Equagesic® Tablets, a pain management product for which we acquired all rights in the U.S. and Puerto Rico from American Home Products Corporation (now known as Wyeth) in November 2001, and

•	Synalgos®-DC Capsules and “painpak,” a pain management product for which we acquired all rights in the U.S. and Puerto Rico from Wyeth in November 2001.

Self-Care Products

•	Our self-care products include a broad array of nutritional, skin, beauty, herbal, exercise, libido, wellness and other products that we sell through our national mail-order catalog, As We Change® and our Internet retailers, womenfirst.com and aswechange.com.

Results of Operations

      We have incurred significant losses since we were founded in November 1996, accumulating a deficit of $74.6 million through December 31, 2002. We have not achieved profitability in any complete fiscal year since our inception. Small, relatively new companies such as ours frequently encounter problems, delays and expenses that may be beyond our control. These include, but are not limited to, unanticipated problems and additional costs related to marketing, competition, manufacturing and product acquisitions and development.

Years Ended December 31, 2002 and 2001

      Net revenue. Net revenues for 2002 were $48.6 million, a 71.1% increase over our net revenue in 2001 of $28.4 million. Net revenues for 2002 and 2001 were derived from sales of pharmaceutical and self-care products. Net revenues from our pharmaceutical division were $41.0 million, a 95% increase from 2001 net revenues of $21.0 million. Fifty-six percent of our net revenues in 2002 were derived from products acquired during 2001 or 2002, compared to 19% during 2001.

      Revenues by product for each of the two years ending December 31 2002, grouped by strategy are shown below:

	2002	2001

	(In thousands)
Pharmaceutical revenues:
Women’s health:
EsclimTM	$9,896	$5,984
Ortho-Est® Tablets	3,761	9,402

	13,657	15,386

Skin care:
Vaniqa® Cream	14,391	—

Non-strategic:
Midrin®	3,254	831
BactrimTM	1,499	3,520
Equagesic®	2,136	515
Synalgos®	5,456	634

	12,345	5,500
Other	645	133

Net pharmaceutical revenues	41,038	21,019
Self care products	7,580	7,344

Total net revenues	$48,618	$28,363

      As described below under the heading “Critical Accounting Policies,” in arriving at net revenues, we deduct reserves for product returns, exchanges, rebates and chargebacks and we exclude deferred revenue.

      Cost of Sales. Cost of sales consists primarily of amounts we pay to suppliers for products, distribution costs, royalties, amortization of product rights and reserves for excess, dated and obsolete inventory. Cost of sales for 2002 was $17.6 million, or 36.4% of net revenue, an increase of 7.4% from $8.2 million, or 29.0% of net revenue in 2001. The dollar increase was attributed to the volume increase in revenues shown above. The increase in cost as a percentage of net revenues was due primarily to the amortization of product rights included in cost of sales and the reserve for excess, dated and obsolete inventory. Amortization of product rights was 8.5% of net revenue in 2002 versus 2.6% of net revenue in 2001. The current year’s amortization included $2.5 million for the full-year effect of products acquired in 2001 and $1.5 million for Vaniqa® Cream, which was acquired in June 2002. Reserves for excess inventory are based on an analysis of expected future sales that will occur before the inventory on hand or under a firm commitment will expire. Reserves added during 2002 were $1.7 million, or 3.5% of net revenue. Reserves added during 2001 were $0.1 million, or less than 1% of net revenue. These two increases in cost of sales were partially offset by lower product costs, which were $9.8 million, or 20.2% of net revenue in 2002 and $6.7 million, or 23.9% of net revenue in 2001. The reason for the lower product cost was, as noted in the revenue table above, all of our revenue growth for 2002 stemmed from our pharmaceutical products, on which we normally realize higher margins than on our self-care products.

      Sales and Marketing Expenses. Sales and marketing expenses increased to $24.4 million in 2002 from $16.1 million in 2001. However, as a percent of sales, sales and marketing expenses fell from 56.7% in 2001 to 50.1% in 2002. The dollar increase reflects a larger sales force (added in late 2001 initially to support EsclimTM, and also utilized in 2002 to support Vaniqa® Cream and Synalgos®-DC painpak), the addition of a third-party sales force to promote Synalgos®-DC painpak, increased use of telesales, higher commissions, increased marketing spending in support of EsclimTM and our two new products, Vaniqa® Cream and Synalgos®-DC painpak, expenses for marketing programs in support of our products’ formulary listings with Advanced PCS, Caremark and Express Scripts, and an increase in allocations of corporate expenses.

      General and Administrative Expenses. General and administrative expenses were $6.2 million in 2002 and $7.5 million in 2001. The 17.3% reduction was primarily the result of lower bad debt expenses of $0.2 million, reduced travel of $0.1 million and supplies and a $0.7 million increase in allocations to sales and marketing expenses.

      Regulatory, Research and Development Expenses. Regulatory, research and development expenses increased $0.1 million to $0.6 million in 2002 from $0.5 million in 2001. Regulatory, research and development expense consists primarily of salaries and regulatory costs associated with our pharmaceutical products.

      Loss from Operations. The loss from operations was $0.3 million for the year ended December 31, 2002, a $3.6 million improvement from the loss of $3.9 million in 2001. The improvement was driven by the 71.1% increase in revenue during the year, attributed primarily to our recently acquired pharmaceutical products.

      Interest and Other Income. Interest and other income was $0.2 million in 2002 compared to $1.0 million in 2001. In 2002, interest and other income consisted entirely of earnings on our cash and cash equivalents. In 2001, other income also included non-recurring income related to early termination of a co-promotion agreement with Essentia Pharmaceuticals B.V. and amortization of a non-compete provision of a contract amendment with Ortho-McNeil Pharmaceutical, Inc.

      Interest Expense. Interest expense was $3.9 million and $0.5 million in the years ended December 31, 2002 and 2001, respectively. Interest expense on our outstanding debt includes the amortization of original issue discount related to the senior secured notes issued to finance the acquisition of Vaniqa® Cream. The $3.5 million increase in interest expense in 2002 is due to the six-month effect of interest on the debt to finance the acquisition of Vaniqa® Cream in June 2002 and the full-year effects of interest on the debt to finance the acquisitions of Midrin® (acquired in June 2001) and of Equagesic® and Synalgos® (acquired in November 2001). The cash interest paid in 2002 was $1.6 million; no interest was paid in 2001.

      Income Taxes. As of December 31, 2002, we had federal and state tax net operating loss carryforwards of approximately $66.4 million and $53.8 million, respectively. The federal and California tax loss carryforwards will begin to expire in 2019 and 2007, respectively, unless previously utilized. We also have federal and state research and development tax credit carryforwards of approximately $0.2 million and $0.1 million, respectively, which will begin to expire in 2020 unless previously utilized. We have recognized a valuation allowance for the deferred tax asset because we are uncertain of our ability to utilize these losses in the future.

      Net Loss. Our net loss for 2002 increased to $4.0 million from $3.4 million in 2001. The $3.7 million improvement in loss from operations discussed above was offset by the $3.5 million increase in interest expense and the $0.8 million reduction in interest and other income.

      Accretion of Beneficial Conversion Feature Related to Convertible Redeemable Preferred Stock. In June 2002, we recorded a one-time, non-cash charge of $1.0 million for the beneficial conversion feature of the convertible redeemable preferred stock issued to finance the acquisition of Vaniqa® Cream. At the time of issuance, the $6.35 per share conversion price of the stock was less than the market price of our common stock.

      Accretion of Stated Value of Convertible Redeemable Preferred Stock. For the year ended December 31, 2002, we recognized a charge of $0.7 million which represented the amount by which the stated value of the convertible redeemable preferred stock issued to finance the Vaniqa® Cream acquisition accreted in accordance with the terms of the convertible redeemable preferred stock.

      Net Loss Available to Common Stockholders. In 2002, the $4.0 million net loss was increased by $1.7 million for charges related to the convertible redeemable preferred stock issued to finance the acquisition of Vaniqa® Cream, discussed above, resulting in a net loss available to common stockholders of $5.7 million. In 2001, net loss and net loss available to common stockholders were identical.

Years Ended December 31, 2001 and 2000

      Net Revenue. For 2001, total net revenue was $28.4 million compared to $27.1 million in 2000, an increase of 4.9%. Revenue for 2001 was derived from sales of pharmaceutical and self-care products. In 2000, in addition to the sales of pharmaceutical and self care products we received 45.5% of our net revenue from, Ortho-McNeil Pharmaceutical, Inc., a related party, for our co-promotion efforts on behalf of Ortho-Prefest® and Ortho Tri-Cyclen®.

      Cost of Sales. Cost of sales was $8.2 million in 2001, a 21.8% decrease from $10.5 million in 2000. The decrease in cost of sales is primarily due to differences in the revenue mix, inventory adjustments, and amortization of product rights. In 2000, we recorded reserves of $1.4 million to state inventory at the lower of cost or market and recorded reserves of $0.2 million for excess and obsolete inventory. No such reserves were recorded in 2001. The 2001 amount includes $0.7 million for amortization of product rights acquired since June of 2001. We had no product rights amortization in 2000.

      Marketing and Sales Expenses. Total marketing and sales expenses were $16.1 million in 2001 compared to $31.8 million for the prior year, a decrease of $15.7 million or 49.3%. The decrease is the result of higher spending levels in 2000 to support the infrastructure and sales force required under our Ortho-Prefest® co-promotion agreement. That agreement was terminated on December 31, 2000 and we took steps in June 2000 to reduce these expenses by implementing cost reduction activities and reducing the sales organization. We reduced our sales force in June 2000 by approximately 50%, or 75 field sales representatives, and incurred charges of $0.7 million related primarily to reductions in staff. Based on a detailed cost/benefit analysis, we further reduced the sales force to 60 field sales representatives later in 2000. This reduction in the sales force remained in effect until November 2001. In November 2001, AdvancePCS, a leader in establishing markets for pharmaceutical products, added our product, EsclimTM to their highest priority listing. In order to respond to an anticipated increased awareness and need for more information about this product, we increased our sales force, at that time, from 60 to 75 representatives.

      General and Administrative Expenses. General and administrative expenses were $7.5 million for 2001, which was essentially unchanged from the 2000 level.

      Regulatory, Research and Development Expenses. Regulatory, research and development expenses were $0.5 million in 2001, which was essentially unchanged from the 2000 level.

      Restructuring Costs. We recorded restructuring charges of $0.7 million in 2000. No similar charges were incurred in 2001. These charges reflect our efforts to increase effectiveness and efficiency by restructuring Women First into three operating divisions and aligning our expense structure with revenue expectations. The charges pertain primarily to the termination or resignation of approximately 65 management and sales employees. All payments were made on or before December 31, 2000.

      Loss from Operations. The loss from operations decreased $20.1 million to $3.9 million in 2001 from $24.0 million in 2000, primarily as a result of a reduction in costs and expenses resulting from cost reduction activities undertaken as part of our restructuring in June 2000.

      Interest and Other Income. Interest and other income was $1.0 million in 2001 compared to $1.5 million in 2000. Interest and other income in 2001 consists primarily of earnings on our cash and cash equivalents, non-recurring income related to early termination of a co-promotion agreement with Essentia Pharmaceuticals B.V. and amortization of a non-compete provision of a contract amendment with Ortho-McNeil Pharmaceutical, Inc. The 2000 amount was comprised primarily of interest earned on cash and amortization of the non-compete provision with Ortho-McNeil Pharmaceutical, Inc.

      Interest Expense. Interest expense was $0.5 million in 2001, comprised of interest on our convertible debt to Élan Pharma International Ltd. and Élan Corporation plc that commenced in June 2001 and imputed interest on our note to Wyeth that commenced in November 2001. There was no debt or interest expense in 2000.

      Net Loss. Our loss for 2001 was $3.4 million, a significant improvement from the $22.6 million loss recorded in 2000. As discussed above, the improvement was primarily the result of the cost reduction activities undertaken as past of our restructuring in June 2000.

Quarterly Comparisons

      The following table sets forth the consolidated statements of operations for each of our last eight quarters. This quarterly information is unaudited and has been prepared on the same basis as the annual consolidated financial statements. In our opinion, this quarterly information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year ended December 31, 2002				Year ended December 31, 2001

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

	(In thousands, except per share data and percentages)
Net revenue	$9,464	$12,085	$15,517	$11,552	$7,108	$5,557	$5,890	$9,852
Cost of sales	2,746	3,265	4,769	6,905	2,458	1,309	1,739	2,732

Gross margin	6,718	8,820	10,748	4,647	4,650	4,248	4,151	7,120
Gross margin %	71.0%	73.0%	69.3%	40.2%	65.4%	76.4%	70.5%	72.3%
Marketing and sales	4,676	5,747	6,338	7,622	4,236	3,327	3,588	4,962
General and administrative	1,352	1,495	1,588	1,803	1,602	2,361	1,704	1,872
Regulatory, research and development	123	138	172	135	124	102	111	128

Total operating expenses	6,151	7,380	8,098	9,560	5,962	5,790	5,403	6,962

Income (loss) from operations	567	1,440	2,650	(4,913)	(1,312)	(1,542)	(1,252)	158
Interest and other income	23	86	51	44	355	88	364	165
Interest expense	(346)	(423)	(1,550)	(1,587)	—	—	(193)	(272)

Net income (loss)	244	1,103	1,151	(6,456)	(957)	(1,454)	(1,081)	51
Accretion of beneficial feature related to convertible redeemable preferred stock	—	(1,024)	—	—	—	—	—	—
Accretion of stated value of convertible redeemable preferred stock	—	(18)	(325)	(339)	—	—	—	—

Net income (loss) available to common stockholders	$244	$61	$826	$(6,795)	$(957)	$(1,454)	$(1,081)	$51

Net income (loss) available to common shareholders per share — basic and diluted	$0.01	$0.00	$0.04	$(0.30)	$(0.05)	$(0.08)	$(0.05)	$0.00

Weighted average shares used to calculate net income (loss) — basic	22,637	22,865	22,941	22,950	17,610	17,760	20,924	23,697

Weighted average shares used to calculate net income (loss) — diluted	23,972	23,885	23,536	22,950	17,610	17,760	20,924	23,698

      Our 2002 fourth quarter operating results included a deferral of $4.2 million in shipments, a $3.7 million increase to our reserves for returns and exchanges that reduced revenues and a $1.1 million increase to our reserves for excess, dated and impaired inventory that increased cost of sales.

     Business Segments

      The following tables present operating information by business segment, including corporate support, for the years ended December 31, 2002, 2001 and 2000.

	Years ended December 31,

	2002	2001	2000

	(In thousands)
Pharmaceutical:
Net product revenue	$41,038	$21,019	$5,732
Net service revenue	—	44	8,488

Total net revenue	41,038	21,063	14,220
Cost of sales — products	14,443	5,023	6,440

Gross margin	26,595	16,040	7,780
Gross margin percent	64.8%	76.2%	54.7%
Operating expenses	21,334	12,962	22,421

Income (loss) from operations	$5,261	$3,078	$(14,641)

      In March 2003, we announced plans to consider the sale of product rights to those pharmaceutical products that are non-strategic and do not relate to our core mission of improving the health and well-being of midlife women. Revenues by product for each of the three years ending December 31, 2002 are shown below:

	2002	2001	2000

Women’s health:
EsclimTM	$9,896	$5,984	$389
Ortho-Est® Tablets	3,761	9,402	5,211

	13,657	15,386	5,600

Skin care:
Vaniqa® Cream	14,391	—	—

Non-strategic:
Midrin®	3,254	831	—
BactrimTM	1,499	3,520	—
Equagesic®	2,136	515	—
Synalgos®	5,456	634	—

	12,345	5,500	—

Other	645	133	132

Total net pharmaceutical product revenues	$41,038	$21,019	$5,732

      Cost of sales of products consists primarily of amounts we pay to suppliers for products, distribution costs, royalties, amortization of product rights and reserves for excess, dated and impaired inventory. Cost of sales of products as a percent of product revenue amounted to 35.2%, 23.8% and 112.4% in the years ended December 31, 2002, 2001 and 2000, respectively. The increase of $9.4 million between 2002 and 2001 was due primarily to the amortization of product rights and the reserve for excess, dated and impaired inventory, partially offset by lower product costs as discussed above. The reduction in cost of sales as a percent of product revenue between 2001 and 2000 is due to the termination in November 2000 of a distribution agreement, in effect in 2000, for Ortho-Est® Tablets which required us to make fixed payments for product regardless of sales level. In addition, $1.7 million was recorded in inventory reserves in 2000 whereas no reserves were recorded in 2001. In 2000, there was no cost of sales associated with the service revenue.

      Operating expenses, consisting primarily of sales and marketing expenses, increased $8.4 million in 2002 over 2001 and decreased $9.5 million in 2001 from 2000. As a percent of net revenue, operating expenses were 52.0%, 61.5% and 157.7% in the years ended December 31, 2002, 2001 and 2000, respectively. The reasons for the changes in sales and marketing expenses are discussed above.

	Years ended December 31,

	2002	2001	2000

	(In thousands)
Consumer Business:
Net revenue	$7,580	$7,344	$8,539
Cost of sales — products	3,242	3,215	4,089

Gross margin	4,338	4,129	4,450
Gross margin percent	57.2%	56.2%	52.1%
Operating expenses	4,401	4,511	6,377

Operating loss	$(63)	$(382)	$(1,927)

      Prior to 2001, we managed the consumer business for growth. In 2001, we made a strategic decision to reduce the losses incurred in this division and to strive for breakeven. Consumer business revenue declined by $1.2 million in 2001 from 2000, or 14.0%, as we narrowed the circulation of the catalog. Revenue grew at a modest 3.2% in 2002 over 2001. In 2002, we mailed 4.4 million catalogs, a 7.3% increase over 2001. We mailed 4.1 million catalogs in 2001, down 45.3% from 7.5 million catalogs in 2000. The gross margin percentage increased 1.0% in 2002 from 2001 due to the mix of products sold. The gross margin percentage improved 4.1% in 2001 from 2000 as a result of our efforts to reduce the cost of products acquired for sale.

      Operating expenses, primarily sales and marketing expenses, consist of catalog production and mailing costs, call center and fulfillment expenses, as well as purchasing and marketing expenses. As a percentage of sales, operating expenses were 58.1%, 56.2% and 74.7% in 2002, 2001 and 2000, respectively. The 2001 strategy to narrow the circulation and reduce the loss is reflected in the decrease of $1.9 million in operating expenses in 2001. Operating expenses were approximately the same in 2002 and 2001. Operating expenses were higher in 2000 than 2001 because we incurred higher catalog costs by distributing to a larger population of potential customers as discussed above. Since 2000, we have reduced the distribution list and corresponding mailing and catalog expenses.

	Years ended December 31,

	2002	2001	2000

	(In thousands)
TrialogueTM:
Net revenue	$—	$—	$477
Related party revenue	—	—	3,849

Total revenue	—	—	4,326
Operating expenses	—	258	4,789

Operating loss	$—	$(258)	$(463)

      TrialogueTM was phased out in 2001 to permit us to concentrate efforts on our pharmaceutical division. Revenues in 2000 were derived from educational grants from pharmaceutical companies to fund the development of educational programs with an independent provider of continuing education programs. Related party revenues in 2000 were from Ortho-McNeil Pharmaceutical, Inc. for development of hormone replenishment education programs. There was no cost of sales associated with educational revenue in this segment.

      Operating expenses were comprised primarily of educational costs to assist the Company’s related party promotional efforts and employee related expenses. Programs were priced at cost plus a modest management fee. Employee related expenses were for those employees charged with generating new business opportunities and maintaining the content of our Internet site, womenfirst.com.

	Years ended December 31,

	2002	2001	2000

	(In thousands)
Corporate:
General and administrative expenses	$5,454	$6,644	$6,258
Restructuring charges	—	—	735

Operating expenses	5,454	6,644	6,993

Operating loss	(5,454)	(6,644)	(6,993)
Interest and other income	204	972	1,458
Interest expense	(3,906)	(465)	—

Net loss	$(9,156)	$(6,137)	$(5,535)

      Corporate general and administrative expenses decreased 17.9% in 2002 from 2001. The reduction was the result of lower bad debt expenses, reduced travel and supplies and an increase in allocations to sales and marketing expense. General and administrative expenses increased moderately in 2001 from 2000. As previously discussed, the restructuring charges in 2000 reflected our efforts to increase effectiveness and efficiency by restructuring Women First into three operating divisions and aligning our expense structure with revenue expectations.

      The changes in interest and other income and in interest expense are discussed above.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those relating to revenue recognition. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which, form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements (see Note 1 to our consolidated financial statements included with this report).

Revenue Recognition

      We recognize revenue when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products or services has occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. In addition, we follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based on factors such as passage of title, installation, payments and customer acceptance.

Deferral of Revenue

      We defer recognition of revenue if we determine that there is excess channel inventory for our products. Excess channel inventory exists if our wholesale customers’ inventory of our products exceeds our estimates of demand for our products at the retail level, after considering factors such as product shelf-life. Our pharmaceutical products have expiration dates that range from 18 to 60 months from date of manufacture. We determine whether excess channel inventory exists based on an analysis of the amount of each product in the channel inventory and prescription activity and trends. We obtain information for this analysis by purchasing data from nationally recognized providers of this information. In addition, we obtain inventory information from key customers in order to provide more detailed information regarding the channel inventory at specific customer locations. We defer sales, net of the related product cost we pay to our suppliers, associated with our estimated excess channel inventory. As of December 31, 2002, we had deferred revenue of $4.2 million related to excess channel inventory, which is included in the accompanying consolidated balance sheets. The deferral of revenue arose from slower than anticipated prescription growth for our products during the fourth quarter of 2002. Judgment is required in estimating the amount of excess channel inventory. The actual amounts could be different from the estimates and differences are accounted for in the period in which they become known.

Reserve for Product Returns, Exchanges, Rebates and Chargebacks

      We continuously monitor the quantity of our products in the distribution channel and the demand for our pharmaceutical products through the number of prescriptions written. Our pharmaceutical products have expiration dates that range from 18 to 60 months from the date of manufacture. We purchase data regarding quantities in the distribution channel and prescription activity from nationally recognized providers of this information. In addition, we obtain inventory information from key customers in order to provide more detailed information regarding the channel inventory at specific customer locations. We will generally accept for exchange or credit pharmaceutical products that have become unusable due to passage of the expiration date, drug recall or discontinuance. We establish reserves for these credits and exchanges at the time of sale. We recorded reserves, which reduced reported net revenue by $4.3 million, $2.1 million and $1.5 million during 2002, 2001 and 2000, respectively. Actual returns, exchanges, chargebacks and rebates incurred during these periods amounted to $3.1 million, $1.0 million and $1.4 million, respectively. Return activity increased during 2002 as a result of a large return of BactrimTM. During 2002, we started manufacturing BactrimTM utilizing the National Drug Code, assigned to us by the Food and Drug Administration. Because the databases used by our customers reference drugs by their National Drug Code, the supply of BactrimTM in the distribution channel became impossible to sell when the new National Drug Code was assigned. As a result, one customer returned product under the old NDC number with a sales value of $3.1 million that we replaced with new product. The balance in the reserve for product returns, exchanges, rebates and chargebacks was $2.9 million and $1.7 million as of December 31, 2002 and 2001, respectively. Judgment is required in estimating these reserves. The actual returns, exchanges, rebates and chargebacks may be different from the estimates, and differences are accounted for in the period in which they become known.

Reserve for Potentially Excess and Obsolete Inventory

      We provide reserves for potentially excess, dated or otherwise impaired inventory. Reserves for excess inventory are based on an analysis of expected future sales that will occur before the inventory on hand or under a firm commitment will expire. The analysis is based on the total amounts of inventory on hand or under a firm commitment, channel inventory data, and prescription activity, and key customer’s inventory as mentioned above. We recorded inventory reserves, which are charged to cost of sales, of $1.7 million, $0.1 million and $1.7 million during 2002, 2001 and 2000, respectively. Judgment is required in estimating the amounts of inventory reserves. The actual amounts could be different from the estimates and differences are accounted for in the period in which they become known.

Amortization of Product Rights

      We amortize the acquired rights for pharmaceutical products over the estimated economic useful life of 15 years. We assess the useful life based on the estimated marketability and future sales volume, which are dependent on a variety of factors, including the introduction of new products by competitors and continued use of existing product. In practice, pharmaceutical prescription products are long lived because doctors continue to prescribe drugs that they have grown comfortable with and where the product risk profile is well known. Judgment is required in estimating the useful lives of product rights. Actual useful lives could be different from the estimated lives and differences are accounted for in the period in which they become known.

      In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review the long-

lived assets, including product rights, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured and recognized if the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset were determined to be impaired, an impairment loss would be recorded to write-down the carrying value of the asset to fair value by using quoted market prices when available. When a quoted market price is not available, an estimated fair value would be determined through other valuation techniques. We have used projected cash flows discounted to reflect the expected technical, commercial, competitive and other factors related to acquired technologies or products, and comparisons to similar asset sales and valuations by others, to estimate the fair value of our intangible assets.

Goodwill and Other Intangible Assets

      In 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). Under these rules, goodwill and intangible assets deemed to have indefinite lives are not amortized but subject to annual impairment tests. As of December 31, 2002, we had goodwill and intangible assets valued at approximately $2.8 million, net of accumulated amortization, primarily associated with our acquisition of As We Change. During the second quarter of 2002, we performed the first of the required impairment tests of goodwill and indefinite lived intangible assets at December 31, 2001 to determine if a transition impairment charge should be recognized under SFAS 142. The tests showed that no impairment charge should be recognized. Absent any other indicators of impairment, we will hereafter at least annually test for impairment.

Stock-Based Compensation

      We account for stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations which recognizes compensation expense on the grant date if the current market price of the stock exceeds the exercise price.

      SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended in December 2002 by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148), together establish the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. SFAS 123 and SFAS 148 permit companies to elect to continue using the intrinsic value accounting method specified in APB 25 to account for stock-based compensation related to option grants to employees. We have elected to retain the implicit value based method for such grants. Options or stock awards issued to non-employees have been determined in accordance with SFAS 123, SFAS 148 and Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (EITF 96-18). Deferred charges for options granted to non-employees are periodically remeasured as the options vest.

      We record deferred compensation for the difference between the exercise price of stock options granted and the deemed fair value for financial statement presentation purposes of our common stock at the date of grant. The deferred compensation is amortized over the vesting period of the related options, which is generally four years. We recorded no deferred compensation during the years ended December 31, 2002 and 2001, and recorded deferred compensation during the year ended December 31, 2000 of $0.1 million. We recorded related amortization expense of $0.1 million, $0.1 million and $0.4 million in 2002, 2001 and 2000, respectively.

Recent Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements under SFAS 146 for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. In March 2003, we announced restructuring plans in order to improve our operating results and terminated 56 employees (35% of our work force), primarily sales and marketing personnel in the pharmaceutical division. Under the provisions of SFAS 146, we will report approximately $0.7 million in costs relating to this restructuring in the first quarter of 2003, and we estimate that we will incur $0.1 million in expenses in subsequent quarters during 2003. The costs consist of severance pay and related benefits of $0.3 million (paid in March and April 2003) and an estimated $0.4 million in equipment and early termination fees on automobiles leases for vehicles used by terminated employees (to be paid in the second quarter of 2003).

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS 148 are effective for financial statements for the year ended December 31, 2002. SFAS 148 did not have a material impact on our consolidated financial statements because the adoption of this standard did not require us to change, and we do not plan to change, to the fair value based method of accounting for stock-based compensation.

Factors Affecting Results of Operations

      We incurred net losses of $4.0 million, $3.4 million and $22.6 million in the years ended December 31, 2002, 2001 and 2000, respectively. To a large extent, our revenue is dependent on our ability to pull pharmaceutical products through the inventory channel to the retail level. We have not been as successful at this as we projected. Many of our expenses, are fixed, especially in the short term. Because of this, our results of operations have varied during our short operating history and we expect that they will continue to fluctuate, perhaps significantly, in the future. In addition, other factors may cause fluctuations in our revenue and results of operations in the future, including the following:

•	the success or failure of our national account team in distributing our current product line,

•	the success or failure in the market’s acceptance of our products,

•	the success or failure of our sales force in generating prescriptions for the products we offer,

•	excessive and unexpected generic competition to the products we offer,

•	manufacturing problems that limit our ability to acquire salable product on time and at reasonable terms,

•	earlier than expected termination of our supply and/or license agreements,

•	our ability to acquire new products,

•	legislative changes that affect our products and the way we market them and our ability to comply with new or existing regulations,

•	the amount and timing of expenditures for the expansion of our operations,

•	research studies and news reports concerning the safety or efficacy of our products or similar products,

•	competitive products and/or companies that target our market niche and are successful in reaching our market,

•	changes in the competitive environment that could cause us to change our pricing or marketing strategy,

•	the timing and amount of possible future write-downs or write-offs of product rights and other long-lived assets as well as write-offs of impaired goodwill and indefinite lived intangible assets,

•	return of excess inventory from our customers that exceed the reserves we have established, and

•	changes in the economic and market environment generally or in the health care industry.

      To the extent that our revenue does not cover our expenses, we may be unable to reduce spending commitments in a timely manner to compensate for any unexpected revenue shortfall and may experience unanticipated losses. As a result of these factors, our operating results in one or more future periods may fail to meet the expectations of investors.

Liquidity and Capital Resources

      As of December 31, 2002, our working capital was $13.6 million, down $7.8 million from $21.4 million at December 31, 2001. Cash and cash equivalents were $9.1 million as of December 31, 2002 compared to $19.4 million as of December 31, 2001. As of March 31, 2003, cash and cash equivalents totaled $10.9 million.

      Since the inception of our operations in 1997, we have had the following primary sources of funds — (1) $131.4 million in revenues from product sales and services, (2) $122.0 million from offerings of common and preferred stock and (3) $47.6 million from debt to finance the acquisition of the rights to market the pharmaceutical products we sell. In addition to operating expenses, funding working capital requirements and debt service, our primary use of funds has been to obtain the rights to market and distribute pharmaceutical products and to fund capital expenditures. We have no current plans to acquire additional pharmaceutical products.

      Net cash used in operating activities in 2002 was $3.5 million and resulted from the negative effects of the net loss of $4.0 million, offset by $14.4 million of non-cash items included in the net loss (primarily deferred revenue and various reserves), and a $13.9 million decrease in net operating assets and liabilities (primarily accounts receivable, inventory, prepaid expenses and reserves for product returns, exchanges, rebates and chargebacks).

      Accounts receivable increased by $7.6 million from 2001 to 2002 as a result of increased sales. Inventory increased by $3.5 million, the result of increasing the supply of our products to cover anticipated prescription growth. Prepaid expenses increased by $2.2 million, primarily the result of an increase in samples that will be used to promote prescription growth. Reserves for product returns, chargebacks and rebates increased $3.1 million, attributable to an increase in volume and corresponding reserve requirements. Net cash used in operating activities was $5.7 million and $23.0 million for the years ended December 31, 2001 and 2000, respectively. The 2001 usage was primarily due to the net loss of $3.4 million and changes in various elements of working capital, most notably accounts receivable. The increase in accounts receivable was the result of a conscious decision to extend our terms of trade in the latter part of 2001 to give us a competitive advantage with our customers at little cost. In 2000, the cash used in operating activities was roughly equivalent to that year’s net loss.

      Net cash used in investing activities was $43.6 million, $14.4 million and $0.4 million for 2002, 2001 and 2000, respectively. Investing activities consisted of the acquisition of the Vaniqa® Cream product rights in 2002 for $40.0 million and the acquisition of the product rights for BactrimTM, Midrin®, Equagesic® and Synalgos® for $14.2 million in 2001. Investing activities in 2002 also included $2.6 million related to the transfer of manufacturing rights to produce BactrimTM and Ortho-Est® Tablets. Other investments included $0.5 million in loans to our officers in 2002, and purchases of property and equipment of $0.2 million, $0.2 million and $0.4 million in 2002, 2001 and 2000, respectively.

      Net cash provided by financing activities was $36.8 million, $30.0 million and $0.2 million, respectively, for the same periods. In 2002, net cash provided by financing activities consisted of $26.2 million in net proceeds from the issuance of the senior secured notes and $13.0 million from the convertible redeemable preferred stock issued in connection with the Vaniqa® Cream acquisition and $0.6 million in proceeds from the exercise of stock options. Offsetting the proceeds was a $3.0 million payment on the debt to acquire Equagesic® and Synalgos®. In 2001, cash provided from financing activities consisted of a $29.2 million in proceeds from a private placement of common stock and $0.8 million from stock option exercises. In 2000, cash provided from financing activities consisted of $0.2 million in proceeds from the exercise of stock options.

      The senior secured notes prohibit additional indebtedness, subject to exceptions, and contain a variety of financial and other covenants. Our 2002 results caused us to fall out of compliance with all of the financial covenants, which required us to maintain a minimum level of earnings before interest, depreciation, taxes and amortization, a minimum fixed charge coverage ratio and a minimum net worth measured as of December 31, 2002 and the four quarters then ended and to limit our capital expenditures during 2002. We are also out of compliance with the same covenants for the period ended March 31, 2003.

      In April 2003, we entered into a binding term sheet with the holders of the senior secured notes to remedy these defaults by agreeing to implement the following material terms:

•	the financial covenants governing the senior secured notes will be revised to include only requirements for minimum cash revenue, maximum cash expenditures and minimum cash balances, to be tested periodically through December 31, 2004, after which time more customary financial covenants will be implemented;

•	in addition to the Vaniqa® Cream assets that we have already pledged to secure our performance under the senior secured notes, we will grant the note holders a security interest in all of our other assets, other than our rights to EsclimTM and Midrin® products;

•	we will grant warrants to the note holders to purchase 2.0 million shares of common stock at an average market price to be determined based on closing market prices leading up to the public announcement of our agreement in principle and simultaneously cancel the existing warrants to purchase 1.7 million shares of our common stock at $5.50 per share currently held by the note holders;

•	we will apply an agreed-upon portion of the proceeds from any asset sales and the license or sale of our international rights to Vaniqa® Cream to offer to repay the convertible preferred stock and the senior secured notes at stated optional redemption prices;

•	we will modify the terms of the convertible redeemable preferred stock to reduce the optional redemption price to 108% of accreted stated value through November 30, 2003, at which time the redemption price would increase based on a formula that takes into account the number of shares redeemed before November 30, 2003; and

•	as a condition to the restructuring, we will be required to have at least $2.5 million of additional capital. Our President, Chief Executive Officer and Chairman of the Board, Edward F. Calesa, has committed to provide $1.0 million of this amount and our management has received indications of interest for the remaining $1.5 million in equity financing.

      Our default under the senior secured notes permits the note holders to accelerate the payment of our indebtedness under the notes and seek to foreclose on the collateral pledged to secure our indebtedness under the notes. While we have entered into a binding term sheet with the note holders to remedy the defaults, we have not yet completed definitive documents to implement the terms of the term sheet and the closing of the restructuring is subject to conditions. In addition, any future default by us under the senior secured notes would allow the note holders to accelerate our indebtedness under the senior secured notes.

      On January 21, 2003, we entered into a Revolving Credit and Security Agreement with CapitalSource Finance LLC, under which CapitalSource agreed to extend us a line of credit equal to approximately 85% of our eligible accounts receivable up to a maximum of $5.0 million. On the same day, we borrowed the minimum amount required under the agreement, $1.5 million. Because we did not have adequate accounts receivable to support $1.5 million in borrowing and because the credit agreement contained a cross-default provision with the senior secured notes, we also became in default under the credit agreement. On March 26,

2003, we agreed with CapitalSource to cancel the credit agreement, without any penalties, and repaid the $1.5 million. We may not be able to replace the credit agreement on terms that are acceptable to us, or at all.

      In March 2003, we announced restructuring plans in order to improve our operating results and terminated 56 employees (35% of our work force), primarily sales and marketing personnel in the pharmaceutical division. We will report approximately $0.7 million in costs relating to this restructuring in the first quarter of 2003, and we estimate that we will incur $0.1 million in expenses in subsequent quarters during 2003. The costs consist of severance pay and related benefits of $0.3 million (paid in March and April 2003) and an estimated $0.4 million in equipment and early termination fees on automobiles leases for vehicles used by terminated employees (to be paid in the second quarter of 2003).

      We believe that based on our current performance and future plans, our existing cash balances and our expectation to raise funds through additional privately placed investment, we will have sufficient resources to fund our operations, make planned capital expenditures and meet our debt service commitments through December 31, 2003. We have announced our intention to sell our non-strategic assets — BactrimTM, Midrin®, Equagesic® and Synalgos®. Proceeds from these sales will be used to pay down the associated debt (in the case of Midrin®, Equagesic® and Synalgos®) with a specified portion of any remaining proceeds to be used to retire or redeem the convertible redeemable preferred stock and senior secured notes and a specified portion of the any remaining proceeds available to us to fund operations. In addition, we will seek to license and/or sell our international rights to Vaniqa® Cream, using a specified portion of the proceeds to retire or redeem the senior secured notes and convertible redeemable preferred stock and a specified portion of any remaining proceeds to fund operations. If cash generated by operations, new capital and through the sale of non-strategic assets is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We may not be able to raise any such capital, if needed, on terms acceptable to us or at all. The extent of our needs for additional liquidity will depend on our future operating performance, which is itself dependent on a number of factors, many of which we cannot control, including prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting our business and operations.

      On December 10, 2002, we entered into a sales and marketing agreement with Ventiv Health U.S. Sales L.L.C., wherein Ventiv will market Vaniqa® Cream to dermatologists throughout the U.S. The agreement expires in December 2005, subject to early termination provisions. Ventiv will be compensated with royalties based on the level of sales generated in excess of a baseline. Additionally, we made an initial payment to Ventiv of $0.2 million, in January 2003. To support Ventiv’s efforts, we have committed to spend a minimum of $2.0 million each year in support of Vaniqa® Cream related activities, which will not be paid to Ventiv directly.

      The following table highlights our contractual and commercial obligations as of December 31, 2002 and when they are due:

		Less than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	After 5 years

	(In thousands)
Long term debt	$42,250	$—	$31,250	$11,000	—
Short term debt	3,250	3,250	—	—	—
Inventory commitments	1,567	1,567	—	—	—
Third-party sales agreement	6,192	2,192	4,000	—	—
Operating lease obligations	2,075	962	1,044	69	—

Total contractual obligations	$55,334	$7,971	$36,294	$11,069	$—

      We pay royalties to Fournier and Élan based on the net sales of EsclimTM and Midrin®, respectively. There are no minimum royalty payments. Future royalty payments are excluded from the above table because the amounts paid will depend on future net sales.

      We have a number of rebate agreements with different terms. We provide rebates to our wholesalers or retailers for reimbursements of discounts they have offered their customers. We reimburse states for their payments of customer rebates to consumers for use of our products. We pay rebates to certain marketing organizations that demonstrate they have generated sales of our products. These agreements vary considerably and are dependent on the sales levels generated through various channels. Estimates of future rebates are excluded from the above table because the amounts paid will depend on the future net sales.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      Our distribution and license agreement with Fournier requires us to pay for the purchase of the EsclimTM estradiol transdermal product in euros. As a result, our operating results for this product are exposed to changes in exchange rates between the U.S. dollar and the European euro. We do not believe that this exposure is material.

Item 8.     Financial Statements and Supplementary Data

      See Index to Consolidated Financial Statements on page F-1 below for a list of the financial statements being filed with this report.

Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this Item will be set forth in the section headed “Proposal 1 — Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders of the Company (the “Proxy Statement”) which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2002, and is incorporated in this report by reference.

Item 11.     Executive Compensation

      The information required by this Item will be set forth in the section headed “Executive Compensation” in our definitive Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item 12 will be set forth in the section headed “Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement and is incorporated in this report by reference.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item will be set forth in the sections headed “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement and is incorporated in this report by reference.

Item 14.     Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

1.	Financial Statements

      See attached Index to Consolidated Financial Statements and Schedule.

2.	Financial Statement Schedule

      See attached Index to Consolidated Financial Statements and Schedule. Other financial statement schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes included in this Form 10-K.

3.	List of Exhibits required by Item 601 of Regulation S-K

      See part (c) below.

      (b) Reports on Form 8-K. Current Reports filed pursuant to Sections 13(a) or 15(d) of the Exchange Act on Form 8-K.

      None.

      (c) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit
No.		Description

3	.1(1)	Fourth Amended and Restated Certificate of Incorporation.
3	.2(2)	Certificate of Designation of Preferences and Rights of Senior Convertible Redeemable Preferred Stock, Series A.
3	.3(1)	Second Amended and Restated Bylaws.
4	.1(3)	Form of Specimen Common Stock Certificate.
10	.1(4)	Employment Agreement dated January 8, 1998 by and between Women First HealthCare, Inc. and Edward F. Calesa.
10	.2(5)	Amended and Restated 1998 Long-Term Incentive Plan.
10	.3(6)	Management Incentive Compensation Plan.
10	.4(4)	Lease Agreement dated April 3, 1998 by and between Women First HealthCare, Inc. and Prentiss Properties Acquisition Partners, L.P.
10	.5(1)	Distribution and License Agreement dated as of July 19, 1999 between Women First HealthCare, Inc. and Laboratoires Fournier S.A.*

Exhibit
No.		Description

10	.6(5)	1999 Non-Qualified Stock Option Plan.
10	.7(8)	Ortho-Est® Asset Transfer and Supply Agreement effective September 30, 2000 between Women First HealthCare, Inc. and Ortho-McNeil Pharmaceutical, Inc.
10	.8(8)	Ortho-PrefestTM Co-Promotion Agreement effective September 30, 2000 between Women First HealthCare, Inc. and Ortho-McNeil Pharmaceutical, Inc.
10	.9(9)	Amendment No. 1 to Distribution and License Agreement dated November 3, 2000 between Laboratoires Fournier S.A. and Women First HealthCare, Inc.*
10	.10(9)	Pharmacy Supplier Agreement between Novation, LLC and Women First HealthCare, Inc. dated as of December 20, 2000.*
10	.11(10)	Co-Promotion Agreement dated as of April 6, 2001 between Women First HealthCare, Inc. and Essentia Pharmaceuticals B.V.*
10	.12(11)	Midrin Asset and Inventory Purchase Agreement dated as of June 29, 2001 by and among Women First Health Care, Inc., Élan Pharma International Limited and Élan Pharmaceuticals, Inc.*
10	.13(11)	Securities Purchase Agreement dated June 29, 2001 among Women First HealthCare, Inc., Élan International Services, Ltd., and Élan Pharma International Limited.
10	.14(11)	Convertible Secured Promissory Note dated June 29, 2001.
10	.15(12)	Manufacturing Site Transfer Agreement dated as of June 22, 2001 between Women First HealthCare, Inc. and Pharmaceutics International, Inc.*
10	.16(12)	Securities Purchase Agreement dated as of August 8, 2001 by and among Women First HealthCare, Inc. and the purchasers listed on Exhibit A thereto.
10	.17(13)	Securities Purchase Agreement dated as of August 8, 2001 among Women First HealthCare, Inc. and the Purchasers who were signatories thereto.
10	.18(13)	Warrant Agreement by and between Women First HealthCare, Inc. and Gruntal & Co., L.L.C. dated as of August 8, 2001.
10	.19(14)	Agreement between Women First Healthcare, Inc. and Hoffmann-La Roche.*
10	.20(15)	Asset Purchase Agreement dated November 15, 2001 by and between American Home Products Corporation and Women First Health Care, Inc.*
10	.21(15)	Manufacturing and Supply Agreement dated November 15, 2001 by and between American Home Products Corporation and Women First Health Care, Inc.*
10	.22(15)	Trademark License Agreement dated November 15, 2001 by and between American Home Products Corporation and Women First Health Care, Inc.*
10	.23(15)	Senior Secured Promissory Note dated November 15, 2001.*
10	.24(16)	Amendment No. 1 to Senior Secured Promissory Note dated November 25, 2002.
10	.25(15)	Security Agreement dated November 15, 2001 by and between American Home Products Corporation and Women First Health Care, Inc.
10	.26(17)	Manufacturing and Supply Agreement between Mutual Pharmaceutical Company, Inc. and Women First HealthCare, Inc. made on January 24, 2002.*
10	.27(17)	Promissory Note Dated February 26, 2002 between Women First HealthCare, Inc. and Saundra Childs.
10	.28(17)	Promissory Note Dated February 26, 2002 between Women First HealthCare, Inc. and Charles M. Caporale.
10	.29(2)	Asset Purchase Agreement, dated as of June 25, 2002, by and among Westwood-Squibb Colton Holdings Partnership, The Gillette Company, Bristol-Myers Squibb Company and Women First HealthCare, Inc.
10	.30(2)	License Agreement, dated as of June 25, 2002, by and among The Gillette Company, Bristol-Myers Squibb Company and Women First HealthCare, Inc
10	.31(2)	Supply Agreement, dated as of June 25, 2002, by and between Bristol-Myers Squibb Company and Women First HealthCare, Inc.*

Exhibit
No.		Description

10	.32(2)	Note and Warrant Purchase Agreement, dated as of June 25, 2002, by and among Women First HealthCare, Inc. and the Purchasers named therein
10	.33(2)	Form of Senior Secured Note dated June 25, 2002.
10	.34(2)	Form of Common Stock Purchase Warrant dated June 25, 2002.
10	.35(2)	Preferred Stock Purchase Agreement, dated June 25, 2002, by and among Women First HealthCare, Inc. and the Purchasers named therein.
10	.36(2)	Registration Rights Agreement, dated June 25, 2002, related to the Senior Secured Notes and Common Stock Purchase Warrants by and among Women First HealthCare, Inc. and the holders of Senior Secured Notes named therein.
10	.37(2)	Registration Rights Agreement, dated June 25, 2002, related to the Convertible Preferred Stock by and among Women First HealthCare, Inc. and the holders of Convertible Preferred Stock named therein.
10	.38(2)	Security Agreement, dated as of June 25, 2002, by and among Women First HealthCare, Inc. and the holders of Senior Secured Notes and Convertible Preferred Stock named therein.
10	.40(16)	Sales and Marketing Agreement, dated December 10, 2002, by and between Ventiv Health U.S. Sales L.L.C and Women First HealthCare, Inc.†
10	.41(18)	Professional Promotion Agreement, dated September 1, 2002, by and between PDI Shared Sales, Inc. and Women First HealthCare, Inc.*
21	.1(16)	Subsidiaries.
23	.1(14)	Consent of Ernst & Young LLP.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed August 13, 1999.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 2, 2002.

(3)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed June 24, 1999.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 12, 1999.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed March 30, 2000.

(6)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed May 24, 1999.

(7)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed June 2, 1999.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed November 14, 2000.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2000 filed March 30, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 filed May 15, 2001.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 3, 2001.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed August 13, 2001.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed September 4, 2001.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed November 13, 2001.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed March 27, 2002.

(16)	Filed herewith.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed May 10, 2002.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed November 13, 2002.

*	Women First has been granted confidential treatment with respect to portions of this exhibit.

†	Confidential treatment has been requested with respect to portions of this exhibit.

      (d)     Financial Statement Schedules. See Item 15 (a)(2) above

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOMEN FIRST HEALTHCARE, INC.

By:	/s/ EDWARD F. CALESA

______________________________________ Edward F. Calesa
Chairman, President and Chief Executive Officer
Date: April 15, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ EDWARD F. CALESA Edward F. Calesa	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 15, 2003

/s/ CHARLES M. CAPORALE Charles M. Caporale	Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 15, 2003

/s/ DENNIS M. JONES Dennis M. Jones	Director	April 15, 2003

/s/ NATHAN KASE, M.D. Nathan Kase, M.D.	Director	April 15, 2003

/s/ PATRICIA NASSHORN Patricia Nasshorn	Director	April 15, 2003

/s/ RICHARD L. RUBIN Richard L. Rubin	Director	April 15, 2003

CERTIFICATIONS

I, Edward F. Calesa, Chairman, President and Chief Executive Officer of Women First HealthCare, Inc., certify that:

      1.     I have reviewed this annual report on Form 10-K of Women First HealthCare, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ EDWARD F. CALESA
_______________________________________ Edward F. Calesa
Chairman, President and Chief Executive Officer

Date: April 15, 2003

I, Charles M. Caporale, Vice-President, Chief Financial Officer, Treasurer and Secretary of Women First HealthCare, Inc., certify that:

      1.     I have reviewed this annual report on Form 10-K of Women First HealthCare, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHARLES M. CAPORALE
_______________________________________ Charles M. Caporale
Vice President, Chief Financial Officer,
Treasurer and Secretary

Date: April 15, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Women First HealthCare, Inc.

      We have audited the accompanying consolidated balance sheets of Women First HealthCare, Inc. as of December 31, 2002, and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Schedule 15(a). These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Women First HealthCare, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and accordingly, changed its method of accounting for goodwill in 2002.

San Diego, California

March 14, 2003
Except for paragraphs one and two of Note 18, as to which the date is
April 14, 2003

WOMEN FIRST HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$9,079	$19,378
Accounts receivable, net, 2% pledged in 2002	15,860	9,383
Inventory	2,963	1,147
Prepaid expenses, samples and other current assets	3,559	1,261

Total current assets	31,461	31,169
Property and equipment, net	864	1,066
Product rights, net, 93% pledged in 2002	76,339	36,205
Intangible assets, net	2,813	2,809
Notes receivable from officers	222	—
Restricted cash	100	100
Debt issuance costs	1,503	—
Other assets	3,935	1,406

Total assets	$117,237	$72,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,509	$2,139
Payable to related party	772	419
Accrued salaries and employee benefits	638	646
Accrued payroll taxes	13	1,350
Other accrued liabilities	2,778	769
Reserve for product returns, exchanges, rebates and chargebacks	2,926	1,717
Deferred revenue	4,204	—
Current portion of long-term debt	3,018	2,728

Total current liabilities	17,858	9,768
Long-term debt, excluding current portion	39,839	17,267
Senior convertible redeemable preferred stock, $1,052 per share accreted stated value; 13 shares authorized, issued and outstanding, in 2002; total liquidation value of $13,682	13,682	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized	—	—
Common stock, $.001 par value; 40,000 shares authorized; 23,296 and 22,833 shares issued and outstanding, respectively	22	22
Treasury stock at cost, 340 shares	(100)	(100)
Additional paid-in capital	120,486	114,771
Deferred compensation	—	(87)
Accumulated deficit	(74,550)	(68,886)

Total stockholders’ equity	45,858	45,720

Total liabilities, senior convertible redeemable preferred stock and stockholders’ equity	$117,237	$72,755

See accompanying notes.

WOMEN FIRST HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,

	2002	2001	2000

Net product revenue	$48,618	$28,363	$13,998
Net service revenue	—	—	750
Net service revenue from related party	—	44	12,337

Total net revenues	48,618	28,407	27,085
Cost of sales — products (including purchases from related party of $457, $1,276 and $5,325, respectively)	17,685	8,238	10,529

Gross margin	30,933	20,169	16,556
Marketing and sales expenses	24,383	16,113	31,765
General and administrative expenses	6,238	7,539	7,541
Regulatory, research and development expenses	568	465	539
Restructuring charges	—	—	735

Total operating expenses	31,189	24,117	40,580

Loss from operations	(256)	(3,948)	(24,024)
Interest and other income	204	972	1,458
Interest expense	(3,906)	(465)	—

Net loss	(3,958)	(3,441)	(22,566)
Accretion of beneficial conversion feature related to convertible redeemable preferred stock	(1,024)	—	—
Accretion of stated value of convertible redeemable preferred stock	(682)	—	—

Net loss available to common stockholders	$(5,664)	$(3,441)	$(22,566)

Net loss per share available to common stockholders (basic and diluted)	$(0.25)	$(0.17)	$(1.29)

Weighted average shares used in computing net loss per share (basic and diluted)	22,851	19,707	17,468

See accompanying notes.

WOMEN FIRST HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock			Additional	Deferred	Accumu-
			Treasury	Paid-in	Compen-	lated
	Shares	Amount	Stock	Capital	sation	Deficit	Total

Balance as of December 31, 1999	17,311	$17	$(100)	$80,761	$(1,080)	$(42,879)	$36,719
Issuance of common stock upon exercise of options	283	1	—	241	—	—	242
Compensation expense related to stock options	—	—	—	195	—	—	195
Deferred compensation related to stock options	—	—	—	116	(116)	—	—
Amortization of deferred compensation	—	—	—		446	—	446
Reversal of deferred compensation for separated employees	—	—	—	(518)	518	—	—
Net loss	—	—	—	—	—	(22,566)	(22,566)

Balance as of December 31, 2000	17,594	18	(100)	80,795	(232)	(65,445)	15,036
Issuance of common stock for cash	3,500	3	—	29,163	—	—	29,166
Issuance of common stock upon exercise of options and warrants	977	1	—	805	—	—	806
Issuance of common stock to acquire product rights	422	—	—	3,999	—	—	3,999
Compensation expense related to stock options	—	—	—	50	—	—	50
Amortization of deferred compensation	—	—	—	—	104	—	104
Reversal of deferred compensation for separated employees	—	—	—	(41)	41	—	—
Net loss	—	—	—	—	—	(3,441)	(3,441)

Balance as of December 31, 2001	22,493	22	(100)	114,771	(87)	(68,886)	45,720
Issuance of common stock upon exercise of options and warrants	463	—	—	560	—	—	560
Amortization of deferred compensation	—	—	—	—	87	—	87
Accretion of beneficial conversion feature related to convertible redeemable preferred stock	—	—	—	1,024	—	(1,024)	—
Accretion of stated value of convertible redeemable preferred stock	—	—	—	—	—	(682)	(682)
Valuation of warrants issued with Senior Secured Notes	—	—	—	4,131	—	—	4,131
Net loss	—	—	—	—	—	(3,958)	(3,958)

Balance as of December 31, 2002	22,956	$22	$(100)	$120,486	$—	$(74,550)	$45,858

See accompanying notes.

WOMEN FIRST HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	December 31,

	2002	2001	2000

Operating activities
Net loss	$(3,958)	$(3,441)	$(22,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Reserves for product returns, exchanges, rebates and chargebacks	4,330	2,065	1,508
Reserves for excess and dated inventory	1,683	79	1,662
Allowance for doubtful accounts and cash discounts	1,087	720	407
Depreciation and amortization	876	608	668
Amortization of product rights	3,990	739	—
Amortization of intangibles	83	470	501
Amortization of deferred compensation	87	104	445
Compensation expense related to stock options	—	50	195
Interest accretion, amortization of original issue discount and financing expenses	2,261	465	—
Write-down of assets and other charges	—	30	—
Changes in operating assets and liabilities:
Accounts receivable	(7,564)	(7,962)	1,087
Inventory	(3,499)	(113)	(1,590)
Receivable from related party	—	2,682	(2,000)
Prepaid expenses and other current assets	(2,215)	(442)	106
Accounts payable	1,370	1,086	(1,429)
Payable to related party	353	(574)	510
Accrued salaries and employee benefits	(1,346)	1,246	(1,222)
Reserve for product returns, exchanges, rebates and chargebacks	(3,121)	(976)	(1,375)
Deferred revenue	4,204	—	—
Other accrued liabilities	(2,096)	(2,534)	89

Net cash used in operating activities	(3,475)	(5,698)	(23,004)
Investing activities
Acquisition of product rights	(40,019)	(14,173)	—
Cash paid for manufacturing license and other assets	(2,979)	—	—
Loans to officers	(450)	—	—
Purchases of property and equipment	(166)	(231)	(449)

Net cash used in investing activities	(43,614)	(14,404)	(449)
Financing activities
Issuance of Senior Secured Notes and Warrants	28,000	—	—
Financing costs related to Senior Secured Notes	(1,770)	—	—
Payment on note payable (including accreted interest)	(3,000)	—	—
Issuance of senior convertible redeemable preferred stock	13,000	—	—
Issuance of common stock	560	29,972	242

Net cash provided by financing activities	36,790	29,972	242

Net increase (decrease) in cash and cash equivalents	(10,299)	9,870	(23,211)
Cash and cash equivalents at beginning of the year	19,378	9,508	32,719

Cash and cash equivalents at end of the year	$9,079	$19,378	$9,508

Supplemental cash flow disclosures:
Interest paid on debt (excluding accreted interest)	$1,583	$—	$—

Supplemental investing and financing activities:
Issuance of common stock and notes payable to acquire product rights	$—	$23,604	$—

Issuance of warrants in connection with product rights acquisition	$4,131	$—	$—

Accretion of beneficial conversion feature related to convertible redeemable preferred stock	$1,024	$—	$—

Accretion of stated value of convertible redeemable preferred stock	$682	$—	$—

See accompanying notes.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization and Business

      Women First HealthCare, Inc. (“the Company”) is a specialty pharmaceutical company dedicated to improving the health and well-being of midlife women. Its mission is to help midlife women make informed choices about their physical and emotional health and to provide pharmaceutical products and self-care products to help these women improve the quality of their lives. The Company markets these products in the United States through a number of channels including its dedicated sales force, its contract sales dermatology force, its direct-to-consumer marketing programs through its Internet sites, womenfirst.com, aswechange.com and vaniqa.com and through its As We Change® national mail order catalog. The Company’s corporate offices are located in San Diego, California. The Company originally incorporated under the name Healthy Living for Women, Inc. in Delaware on November 1, 1996. Operations commenced in 1997, and on July 1, 1999, the Company completed its initial public offering.

      As used herein, the Company collectively refers to the consolidated entity of Women First HealthCare and As We Change.

Basis of Presentation

      The financial statements have been prepared on a going concern basis. The Company has incurred losses and negative cash flows from operations since our inception. As of December 31, 2002, the Company had working capital $13.6 million, and an accumulated deficit of $74.6 million. For the year ended December 31, 2002 the Company used cash in operating activities of $3.5 million and had a net loss of $4.0 million. At December 31, 2002, the Company was not in compliance with covenants related to the Senior Secured Notes. The Company’s ability to fund its operations and debt service during 2003 is dependent on its ability to establish profitable operations and restructure the Senior Secured Notes (see Note 18). The Company also intends to reduce expenditures and manage cash more prudently until it has sufficient funding. The Company believes it will be successful in funding its 2003 operation. Based upon the Company’s working capital position at December 31, 2002, its planned changes in operating expenditures and its planned equity financing (see Note 18), management believes it will have sufficient cash to fund operations through at least December 31, 2003.

Principles of Consolidation

      The consolidated financial statements presented herein include the Company and its wholly owned subsidiary, As We Change LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain previously reported amounts have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

      The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost plus accrued interest, which approximates market.

Concentration of Credit Risk

      The Company sells its pharmaceutical products primarily to established distributors and large retailers in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required. As more fully described in Note 14, the Company had four customers in 2002 and three customers in 2001 who each individually accounted for greater than 10% of the Company’s net revenues. As of December 31, 2002 and 2001, gross accounts receivable from these customers were $15.6 million and $8.2 million, respectively. The Company has no long-term commitments from those customers or any other customers. The loss of any key customer, or a significant reduction in sales to those customers, could significantly reduce revenues. The Company’s self-care products are typically sold to individuals for cash or payment by major credit card.

      Significant estimates made by the Company are used in the analysis of the accounts receivable allowance, reserve for product returns, exchanges, rebates and chargebacks and inventory reserves.

Collectibility of Accounts Receivable

      The Company evaluates the collectibility of its trade receivables based on a combination of factors. The Company regularly analyzes its significant customer accounts, and, when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted or the related receivables could be written-off to the allowance as uncollectible. The Company’s credit losses have historically been minimal.

Supply of Pharmaceutical Products

      The Company is dependent on a single source of supply for each of the pharmaceutical products it offers for sale and would need to obtain alternative sources if the suppliers could not meet the Company’s needs or the Company’s supply agreements were terminated earlier than expected.

Inventory

      Pharmaceutical inventory is valued at the lower of cost or market using specific identification. The inventory of self-care products is valued at the lower of cost or market and is determined on a first-in, first-out basis.

      The Company provides reserves for potentially excess, dated or otherwise impaired inventory. Reserves for excess inventory are based on an analysis of expected future sales that will occur before the inventory on hand or under a firm commitment will expire. The analysis is based on the total amounts of inventory on hand

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or under a firm commitment, channel inventory data and prescription activity, which are purchased from nationally recognized providers of channel inventory data and prescription data. In addition, the Company obtains inventory information from key customers in order to provide more detailed information regarding the channel inventory of specific customers. The actual amounts could be different from the estimates and differences are accounted for in the period in which they become known.

Long-Lived Assets

      The Company amortizes the acquired rights for pharmaceutical products over the estimated economic useful life of 15 years. The useful life is assessed on a product by product basis based on the estimated marketability and future sales volume, which are dependent on a variety of factors, including the introduction of new products by competitors and continued use of existing products. In practice, pharmaceutical prescription products are long lived because doctors continue to prescribe drugs that they have grown comfortable with and where the product risk profile is well known. Judgment is required in estimating the useful lives of product rights. Actual useful lives could be different from the estimated lives and differences are accounted for in the period in which they become known.

      As of December 31, 2002, the Company has capitalized costs associated with the manufacturing rights for BactrimTM and Ortho-Est® Tablets of $1.1 million and $1.6 million, respectively. These costs are being amortized over the life of the products on a straight-line basis. Amortization expense was $0.1 million in 2002; there was no amortization in prior years.

      Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets, ranging from three to seven years using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or their lease term.

      The Company’s license for EsclimTM has a net carrying value of $0.7 million and $0.9 million as of December 31, 2002 and 2001, respectively, and is being amortized over its seven-year life.

      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the long-lived assets, including product rights, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured and recognized if the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset were determined to be impaired, an impairment loss would be recorded to write-down the carrying value of the asset to fair value by using quoted market prices when available. When a quoted market price is not available, an estimated fair value would be determined through other valuation techniques. The Company has used projected cash flows discounted to reflect the expected technical, commercial, competitive and other factors related to acquired technologies or product, and comparisons to similar asset sales and valuations by others, to estimate the fair value of its intangible assets.

Goodwill and Other Intangible Assets

      Goodwill and other intangible assets resulted primarily from the 1998 acquisition of As We Change. The Company also capitalizes trademark-filing costs, which are amortized over the estimated economic life of the trademarks, 15 years.

      In 2002, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under these rules, goodwill and intangible assets deemed to have indefinite lives are not amortized but subject to annual impairment tests. As of December 31, 2002, the Company had goodwill and intangible assets recorded at approximately $2.8 million, net of accumulated amortization. During the second quarter of 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to determine if a transition impairment charge should be recognized under SFAS 142. The tests showed that no impairment charge should be recognized. Absent any other indicators of impairment, the Company will hereafter test at least annually for impairment.

      Upon adoption of SFAS 142, the Company stopped amortizing goodwill and certain other intangibles, which reduced 2002 amortization expense by approximately $0.2 million.

      The effect of adoption of SFAS No. 142 on the reported net loss for the prior two years is as follows:

	Years ended
	December 31,

	2001	2000

Net loss, as reported	$(3,441)	$(22,566)
Add back amortization of goodwill	470	501

Net loss, as adjusted	$(2,971)	$(22,065)

Net loss per share (basic and diluted):
Net loss per share, as reported	$(.17)	$(1.29)
Add back amortization of goodwill	.02	.03

Net loss per share, as adjusted	$(.15)	$(1.26)

     Stock-Based Compensation

      The Company accounts for stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations which requires the Company recognize compensation expense on the grant date if the current market price of the stock exceeds the exercise price.

      SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended in December 2002 by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148), together establish the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. SFAS 123 and SFAS 148 permit companies to elect to continue using the intrinsic value accounting method specified in APB No. 25 to account for stock-based compensation related to option grants to employees. The Company has elected to retain the implicit value based method for such grants. Options or stock awards issued to non-employees have been determined in accordance with SFAS 123, SFAS 148 and Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (EITF 96-18). Deferred charges for options granted to non-employees are periodically remeasured as the options vest.

      The Company records deferred compensation for the difference between the exercise price of stock options granted and the deemed fair value for financial statement presentation purposes of the Company’s common stock at the date of grant. The deferred compensation is amortized over the vesting period of the related options, which is generally four years. The Company recorded no deferred compensation during the years ended December 31, 2002 and 2001, and recorded deferred compensation during the year ended December 31, 2000 of $0.1 million. The Company recorded related amortization expense of $0.1 million, $0.1 million and $0.5 million in 2002, 2001 and 2000, respectively.

      The following table discloses the pro-forma net loss had the fair value method of accounting for stock-based employee compensation cost been applied to all awards. The fair value for these options was estimated at the date of grant using the Black-Scholes method for options pricing.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years ended December 31,

	2002	2001	2000

Net loss available to common stockholders, as reported	$(5,664)	$(3,441)	$(22,566)
Stock-based compensation using the fair value method	(2,432)	(1,220)	(477)

Pro-forma net loss available to common stockholders	$(8,096)	$(4,661)	$(23,043)

Net loss per share (basic and diluted), as reported	$(.25)	$(.17)	$(1.29)
Effect of stock-based compensation using the Fair value method	(.10)	(.07)	(.03)

Pro-forma net loss per share available to common stockholders (basic and diluted)	$(0.35)	$(0.24)	$(1.32)

      The Black-Scholes option-pricing model was used in the fair value method with the following assumptions:

	2002	2001	2000

Risk-free interest rate	2.0%	4.5%	5.9%
Dividend yield	0%	0%	0%
Volatility factor	361%	105%	196%
Weighted-average expected life of the options	5 years	5 years	5 years

      For purposes of the adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The weighted-average fair value of options granted during 2002, 2001 and 2000 was $6.97, $4.67 and $1.43, respectively.

     Revenue Recognition and Deferral

      The Company recognizes revenue when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products or services has occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. In addition, the Company follows provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based on factors such as passage of title, installation, payments and customer acceptance.

      The Company defers recognition of revenue if it determines there is excess channel inventory for its products. Excess channel inventory exists if the Company’s wholesale customers’ inventory of its products exceeds its estimates of demand for the company’s products at the retail level, after considering factors such as product shelf-life. The Company determines whether excess channel inventory exists based on an analysis of the amount of each product in the channel inventory and prescription activity and trends. The Company obtains information for this analysis by purchasing data from nationally recognized providers of this information. In addition, the Company obtains inventory information from key customers in order to provide more detailed information regarding the channel inventory at specific customer locations. The Company defers estimated sales, net of the related product cost it pays to its suppliers, associated with the estimated excess channel inventory. Judgment is required in estimating the amounts excess channel inventory. As of December 31, 2002, the amount of the deferral was $4.2 million and is included as deferred revenue in the accompanying Consolidated Balance Sheets. The deferral of revenue arose from slower than anticipated prescription growth for the Company’s products during the fourth quarter of 2002. The actual amounts could be different from the estimates and differences are accounted for in the period in which they become known.

      The Company records shipping and handling costs incurred in accordance with the Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Costs. Accordingly, amounts billed to a customer in

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a sales transaction related to shipping and handling are classified as revenue. The costs incurred by the Company for shipping and handling are included in cost of sales.

      Service revenues under the Company’s co-promotion and development agreements were recognized when realized and earned based upon work performed or upon completion of certain performance requirements of the contracts, or when received if amounts were non-refundable and there were no future performance obligations. Service revenues in 2002 and 2001 under these agreements were not significant. In 2000, the Company recognized $4.3 million of service revenues related to these agreements. There were no cost of sales associated with the service revenues.

     Reserves for Product Returns, Exchanges, Rebates and Chargebacks

      The Company continuously monitors the quantity of its products in the distribution channel and the demand for its pharmaceutical products through the number of prescriptions written. The Company’s pharmaceutical products have expiration dates that range from 18 to 60 months from the date of manufacture. The Company purchases data regarding quantities in the distribution channel and prescription activity from nationally recognized providers of this information. In addition, the Company obtains inventory information from key customers in order to gather more detailed information regarding the channel inventory at specific customer locations. The Company will generally accept for credit or exchange pharmaceutical products that have become unusable due to passage of the expiration date, drug recall or discontinuance. The Company establishes reserves for these credits and exchanges at the time of sale. Reserves were recorded that reduced reported net revenue by $4.3 million, $2.1 million and $1.5 million during 2002, 2001 and 2000, respectively. Actual returns, exchanges, chargebacks and rebates incurred during these periods amounted to $3.1 million, $1.0 million and $1.4 million, respectively.

     Catalog Costs

      Catalog production expenses incurred by As We Change consist of the costs to produce, print and distribute catalogs. These costs are considered direct-response advertising, and as such, are capitalized as incurred and amortized over the period the catalog generates revenue, generally eight months. As of December 31, 2002, 2001 and 2000, the Company had $0.7 million, $0.5 million and $0.4 million, respectively, in unamortized catalog costs. Catalog production and mailing expenses of $2.4 million, $2.2 million and $3.6 million were recorded in marketing and sales expense in 2002, 2001 and 2000, respectively.

     Advertising Expenses

      The Company expenses advertising costs related to pharmaceutical products as incurred. Total advertising associated expenses were $1.2 million, $0.5 million and $2.2 million in the years ended December 31, 2002, 2001 and 2000, respectively.

     Regulatory, Research and Development Costs

      Regulatory, research and development expenses, consisting primarily of salaries and regulatory cost associated with the Company’s pharmaceutical products, are expensed as incurred.

Original Issue Discount and Debt Issuance Costs

      Original issue discount of $4.1 million related to the valuation of the warrants issued in connection with the Senior Secured Notes issued to finance the acquisition of Vaniqa® Cream and debt issuance costs of $1.7 million are being amortized to interest expense over the life of the Senior Secured Notes (see Note 7). At December 31, 2002, the accumulated amortization of original issue discount was $0.7 million and the accumulated amortization of the debt issuance costs was $0.3 million.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accretion of Beneficial Conversion Feature Related to Convertible Redeemable Preferred Stock

      In June 2002, the Company recorded a non-cash charge of $1.0 million for the beneficial conversion feature of the convertible redeemable preferred stock issued to finance the acquisition of Vaniqa® Cream. At the time of issuance, the $6.35 per share conversion price was less than the $6.85 per share market price of the Company’s common stock.

Accretion of Stated Value of Convertible Redeemable Preferred Stock

      The convertible redeemable preferred stock had an initial stated value of $13.0 million, which accretes at a rate of 10%, calculated quarterly, and increases to 11.5% in December 2003 and 12.5% in June 2004. The accretion is added to the stated value of the convertible redeemable preferred stock and is shown as a separate item in the accompanying Statement of Operations.

Income Taxes

      The Company provides for income taxes under the asset and liability method of SFAS 109. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled (see Note 16).

Comprehensive Income

      Under SFAS 130, Reporting Comprehensive Income, the reporting and display of comprehensive income and its components is required in the financial statements. For the periods presented in the accompanying financial statements, the Company has no items for which comprehensive loss would differ from the reported net loss.

Net Loss Per Share

      Basic net loss available to common stockholders per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share, which would include additional potential common shares issued related to outstanding options, warrants and conversion of the convertible redeemable preferred stock and the Note Payable to Élan, if dilutive, is unchanged from basic loss per share due to the Company’s net losses making the effect of these common share equivalents anti-dilutive. Excluded from the determination of net loss per share are 6.8 million, 3.3 million and 2.8 million of potentially dilutive common shares as of December 31, 2002, 2001 and 2000, respectively.

Fair Value of Financial Instruments

      The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued salaries and employee benefits and other accrued liabilities are considered representative of their respective fair values because of their short-term nature.

      During 2002, the Company loaned two officers a total of $0.4 million on an interest free basis (see Note 13). In order to reflect the carrying value at the estimated fair value, the Company imputed interest at 5%. As of December 31, 2002, the net carrying value of these notes, which approximates fair value, is $0.2 million.

      At December 31, 2002 the Company was in default under its Senior Secured Notes. As a result of the default there are indications that the fair value of all of the Company’s debt as of December 31, 2002 would be

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

different than the $42.9 million carrying value; however the Company believes it is not practical to estimate the fair value at this time. (see Note 18).

Recent Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which establishes methods for accounting and reporting for costs associated with exit or disposal activities. The statement requires a liability for termination related activities be recognized as a liability at the point it is incurred, and not at the point of a commitment to a plan. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required at the beginning of fiscal 2003. This statement will impact the timing of exit or disposal activities reported by the Company after adoption.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS 148 are effective for financial statements for the year ended December 31, 2002. SFAS 148 did not have a material impact on the Company’s consolidated financial statements as the adoption of this standard did not require it to change, and it does not plan to change, to the fair value based method of accounting for stock-based compensation.

2.	Accounts Receivable

      Accounts receivable consist of the following:

	December 31,

	2002	2001

Trade receivables	$16,362	$9,746
Allowance for doubtful accounts and cash discounts	(502)	(363)

	$15,860	$9,383

3.	Inventory

      Inventory, which is primarily finished goods, consists of the following:

	December 31,

	2002	2001

Pharmaceutical products	$4,633	$1,356
Self-care products	685	523

	5,318	1,879
Reserves for excess and dated inventory	(2,355)	(732)

	$2,963	$1,147

      Inventory under firm purchase commitments as of December 31, 2002 totaled $1.6 million.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

      Property and equipment consist of the following:

	December 31,

	2002	2001

Furniture and fixtures	$751	$743
Office equipment	1,242	1,099
Leasehold improvements	193	193

	2,186	2,035
Accumulated depreciation	(1,322)	(969)

	$864	$1,066

5.	Product Rights and Related Commitments

      On June 29, 2001, the Company and Élan entered into an asset and inventory purchase agreement. Pursuant to the agreement, the Company acquired the exclusive U.S. product rights to Midrin® and finished goods inventory in exchange for 0.4 million shares of common stock valued at $4.0 million ($9.47 per share) and an $11.0 million convertible promissory note bearing interest at 7%. The Company is required to pay a residual royalty on future product sales for 10 years of up to $5.0 million. The royalty is capped at $0.5 million per year except in 2002, when it could have gone higher. Royalty expense in 2002 was $0.3 million. The Company recorded product rights of $15.1 million that are being amortized straight-line over the estimated useful life of 15 years.

      On October 12, 2001, the Company and Hoffmann-La Roche entered into an asset and inventory purchase agreement. Pursuant to the agreement, the Company acquired the exclusive U.S. product rights to the BactrimTM family of antibacterial products and finished goods inventory for $6.0 million in cash. The Company recorded product rights of $5.7 million that are being amortized straight-line over the estimated useful life of 15 years. In 2002, $0.1 million was added to product rights, representing additional costs associated with the acquisition of the product rights.

      On November 15, 2001, the Company acquired all rights in the U.S. and Puerto Rico to the prescription pain management products Equagesic® Tablets and Synalgos®-DC Capsules from American Home Products Corporation (now known as Wyeth). The acquisition includes relevant trademarks and the Abbreviated New Drug Application (ANDA) and New Drug Application (NDA) for Equagesic® and Synalgos®-DC. The Company paid $17.3 million to acquire the rights and related inventory, comprised of $7.5 million cash at closing and a $9.8 million three-year note payable. In November 2002, the Company and Wyeth amended the note payable to reduce the principal amount to $9.5 million to compensate the Company for delays in product delivery. The Company recorded product rights of $16.1 million that are being amortized straight-line over the estimated useful life of 15 years. Wyeth will continue to manufacture and supply the Company with Equagesic® Tablets and Synalgos®-DC Capsules through November 2004.

      On June 25, 2002, the Company acquired exclusive worldwide rights and title to Vaniqa® Creme (eflornithine hydrochloride) from a joint venture formed by Bristol-Myers Squibb (“BMS”) and The Gillette Company. The Company did not acquire any facilities, equipment or personnel in the transaction. BMS and the Company also entered into a related supply agreement, whereby BMS will continue to manufacture Vaniqa® Cream for three years following the acquisition. The aggregate purchase price for the worldwide rights and title to Vaniqa® Cream was $40.0 million, including $2.2 million in acquisition costs. In addition, the Company acquired $0.7 in inventory and assumed $3.7 million in liabilities for product returns for prior Vaniqa® Cream sales. As of December 31, 2002, the total cost of the Vaniqa® Cream product rights was

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$43.7 million. The Company financed the acquisition with $28.0 million of Senior Secured Notes, $13.0 million of convertible redeemable preferred stock and $0.8 million in cash. The convertible redeemable preferred stock had an aggregate initial stated value of to $13.0 million, which accretes at a rate of 10%, calculated quarterly, and increases to 11.5% in December 2003 and 12.5% in June 2004. The convertible redeemable preferred stock is convertible at any time at the option of the holders into shares of the Company’s common stock at a rate equal to the accreted stated value divided by $6.35, subject to certain anti-dilution adjustments. The product rights are being amortized straight-line over the estimated useful life of 15 years.

      Product rights consist of the following:

	December 31,

	2002	2001

Midrin®	$15,116	$15,116
BactrimTM	5,890	5,742
Equagesic® and Synalgos®	16,386	16,086
Vaniqa® Cream	43,676	—

	81,068	36,944
Accumulated amortization	(4,729)	(739)

	$76,339	$36,205

      For the existing products, amortization expense for product rights will be $5.4 million in each of the next five years.

6.	Goodwill and Other Intangible Assets

      Goodwill and other intangible assets consist of the following:

	December 31,

	2002	2001

Intangible assets subject to amortization:
Trademarks	$135	$48
Assembled workforce	170	170
Non-compete agreements	—	280

	305	498
Accumulated amortization	(84)	(281)

	221	217

Intangible assets not subject to amortization:
Goodwill	3,261	3,261
Accumulated amortization	(669)	(669)

	2,592	2,592

	$2,813	$2,809

      The non-compete agreements, which became fully amortized during 2002, were written off at the conclusion of the estimated life. The accumulated amortization shown above on intangible assets not subject to amortization relates to amortization recorded before the Company adopted SFAS 142 (see Note 1).

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future amortization expense is as follows:

2003	$52
2004	52
2005	32
2006	21
2007	21
Thereafter	43

$221

7.	Long-Term Debt

      Long-term debt as of December 31, consists of the following:

	2002	2001

7% Convertible Promissory Note Payable to Élan; secured by Midrin® product rights	$12,196	$11,390
Non-interest bearing Note Payable to Wyeth; secured by Equagesic® and Synalgos® product rights	6,139	8,605
11% Senior Secured Notes; secured by Vaniqa® Cream product rights (net of unamortized debt discount of $3,478)	24,522	—

	42,857	19,995
Less current portion	(3,018)	(2,728)

	$39,839	$17,267

      The Convertible Promissory Note Payable to Élan is due in June 2008 unless converted earlier into common stock. This note is convertible at the option of the holder into common stock based on a conversion price of $11.96 per share, subject to certain adjustments. Interest is compounded semi-annually and added to principal until July 2003 at which time interest will be payable quarterly. Interest, which has been added to principal, totaled $1.2 million as of December 31, 2002. The Midrin® product rights sales secure this note.

      The Note Payable to Wyeth was originally due in three equal installments of $3.25 million each commencing November 2002. In 2002, the November 2002 payment was reduced to $3.0 million to compensate the Company for delays in product delivery. The amended Note Payable provides that the Company must make payments of $3.25 million on November 28, 2003 and November 30, 2004. In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the modification to the debt was not considered “substantial,” therefore the Company is amortizing the forgiven amount over the term of the debt thus reducing the effective interest rate. The Company initially imputed interest at 7%, which was adjusted to 4.1% upon the amendment, and recorded the discounted present value of the Note Payable.

      The $28.0 million in Senior Secured Notes issued in connection with the acquisition of Vaniqa® Cream mature in September 2005 and bear interest at the initial rate of 11%, which increases to 12.5% in January 2004 and to 13% in July 2004. Interest on the Senior Secured Notes is required to be paid in cash on a quarterly basis, except that the Company may pay interest amounts in excess of 11% in cash or through the issuance of additional notes. The purchasers of the notes also received warrants exercisable for 1.7 million shares of common stock at an exercise price of $5.50 per share. The warrants expire in December 2006.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Senior Secured Notes are required to be redeemed with 100% of the proceeds of future loans and sales of debt securities and 75% or the proceeds of future sales of equity securities, subject to various exceptions, including proceeds from equity securities that are used for acquisitions of pharmaceutical products and other assets meeting specified criteria. The Company may redeem the Senior Secured Notes at any time at a redemption price of 108% of the aggregate principal amount outstanding plus accrued and unpaid interest. The holders of the Senior Secured Notes also have the right to require the Company to redeem the Senior Secured Notes upon certain changes in control of the Company. The Company is currently maintaining “key man” life insurance on its Chief Executive Officer, Edward F. Calesa, for the benefit of the investors in an amount of $10.0 million. This can be reduced proportionately to the redemption of the Senior Secured Notes, but not less than $5.0 million. The Company must also generally use 75% of its “excess cash flow” (as defined in the Note and Warrant Purchase Agreement for the Senior Secured Notes) to redeem the Senior Secured Notes at 100% of the aggregate principal amount outstanding plus accrued but unpaid interest. The Company’s obligations under the Senior Secured Notes are secured by a pledge of the Company’s interest in its Vaniqa® Cream related assets.

      The Senior Secured Notes prohibit the Company from paying dividends and incurring additional indebtedness, subject to exceptions, and contain a variety of financial and other covenants. The Company’s 2002 results caused it to fall out of compliance with all of these financial covenants, which required minimum earnings before interest, depreciation, taxes and amortization, minimum fixed charge coverage ratio and minimum net worth measured as of December 31, 2002 and the four quarters then ended and limited capital expenditures during 2002. The Company is working closely with its note holders to restructure the Senior Secured Notes. (see Note 18).

      Scheduled principal payments on the Company’s long-term debt were as follows as of December 31, 2002:

2003	$3,250
2004	3,250
2005	28,000
2006	—
2007	—
Thereafter	11,000

Total scheduled payments	$45,500

8.	Convertible Redeemable Preferred Stock

      The Company financed the acquisition of the product rights to Vaniqa® Cream in part through the issuance of 13,000 shares of convertible redeemable preferred stock (the “convertible redeemable preferred stock”) for $13.0 million. The convertible redeemable preferred stock has an aggregate initial stated value equal to $13.0 million, which accretes at a rate of 10% per annum, calculated quarterly, which increases to 11.5% per annum in December 2003 and 12.5% per annum in July 2004. In June 2002, the Company recorded a one-time, non-cash charge of $1.0 million for the beneficial conversion feature of the convertible redeemable preferred stock issued to finance the acquisition of Vaniqa® Cream. At the time of issuance, the $6.35 per share conversion price of the stock was less than the market price of the Company’s common stock. The convertible redeemable preferred stock is convertible at any time at the option of the holders into shares of the Company’s common stock at a rate equal to the accreted stated value divided by $6.35, subject to certain anti-dilution adjustments. Unless previously converted, the Company will be required to redeem the convertible redeemable preferred stock for cash at its accreted stated value plus accrued and unpaid dividends, if any, in June 2006. Dividends accreted during 2002 were $0.7 million, and at June 2006, the accreted stated value will

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be $20.4 million. If the Company’s common stock trades at three times the conversion price of the convertible redeemable preferred stock for a specified period of time, the Company may, at its option, require the mandatory conversion of the convertible redeemable preferred stock or redeem the convertible redeemable preferred stock, subject to the holders’ rights to convert to common stock before such optional redemption is completed. The convertible redeemable preferred stock has no voting rights.

      If the Company’s declares a dividend or makes any other distribution (including in cash or other property or assets) to holders of shares of its common stock, other than a dividend payable solely in shares of common stock, then the holders of the convertible redeemable preferred stock will be entitled to receive an amount equal to the amount of the dividend or distribution received by a holder of the number of shares of common stock for which the convertible preferred redeemable stock is convertible on the record date for such dividend or distribution. The Company is required to pay these dividends to the convertible redeemable preferred stock holders at the same time and in the same form as such dividend or distribution is made to holders of common stock.

9.	Stockholders’ Equity

Common Stock

      In June 2001, the Company issued 0.4 million shares of common stock to Élan in conjunction with the acquisition of the product rights for Midrin®. For purposes of this transaction, the stock was valued at $4.0 million ($9.47 per share).

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

      In June 2002, the Company issued warrants to purchase 1.7 million shares of common stock at $5.50 per share to the holders of the Senior Secured Notes issued in connection with the acquisition of the product rights for Vaniqa® Cream. The warrants expire in December 2006. The Company estimated the fair value of these warrants at the grant date using the Black-Scholes valuation model, using the following assumptions: risk-free interest rate of 4.13%, dividend yield of 0%, volatility factor of 50% and a weighted average expected life of the warrants of 4.5 years. The Company recorded a discount to the Senior Secured Notes of $4.1 million with a corresponding increase to additional paid-in-capital. The discount is being amortized to interest expense over the period the related debt is outstanding (see Note 7). In addition, the Company authorized the issuance 2.2 million shares of common stock to be reserved for the conversion feature of the convertible redeemable preferred stock. The Company plans to file a registration statement to register these shares in the second quarter of 2003.

      The following common stock is reserved for future issuance as of December 31, 2002:

Stock options:
Granted and outstanding	1,573
Reserved for future grants	1,068
Warrants	2,061
Convertible note payable	1,020
Convertible redeemable preferred stock	2,154

7,876

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

      In March 1998, the Board of Directors approved a Long Term Incentive Plan under which 1.8 million shares of common stock were reserved for issuance upon exercise of options granted by the Company. In February 1999, the Company’s stockholders approved an increase in the number of shares available in the Long Term Incentive Plan to 2.3 million. In September 2000, the Company’s stockholders approved an increase in the number of shares available in the Long Term Incentive Plan to 2.9 million. In June 2002, the Company’s stockholders approved an increase in the number of shares available in this same plan to 3.9 million. The Long Term Incentive Plan provides for the grant of incentive and nonstatutory stock options to employees, directors and independent consultants of the Company. The exercise price of incentive stock options must be at least equal to the fair market value on the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair market value on the date of grant. The maximum term of all options granted is ten years.

      In March 2000, the Board of Directors approved a Non-Qualified Stock Option Plan under which 0.3 million shares of common stock were reserved for issuance upon exercise of options granted by the Company to key employees and consultants of the Company.

      A summary of option activity is as follows:

		Weighted
		average
		exercise
	Shares	price

Outstanding as of December 31, 1999	2,146	$2.04
Granted	1,520	$1.45
Exercised	(283)	$.85
Cancelled	(1,137)	$2.71

Outstanding as of December 31, 2000	2,246	$1.44
Granted	832	$6.02
Exercised	(886)	$.91
Cancelled	(308)	$2.38

Outstanding as of December 31, 2001	1,884	$3.50
Granted	268	$7.00
Exercised	(411)	$1.35
Cancelled	(168)	$5.01

Outstanding as of December 31, 2002	1,573	$4.50

      A summary of options outstanding as of December 31, 2002 is as follows:

					Weighted
		Weighted			average
		average	Weighted		exercise price
	Options	remaining life	average	Options	of options
Exercise prices	outstanding	in years	exercise price	exercisable	exercisable

$0.29-$0.91	228	7.08	$.78	197	$.78
$0.94-$2.25	355	5.80	$1.35	276	$1.32
$2.31-$6.95	746	5.18	$5.65	265	$4.83
$6.96-$13.81	244	7.02	$9.03	76	$9.51

	1,573	5.88	$4.50	814	$3.11

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Included in the options outstanding as of December 31, 2002, 2001 and 2000 are 27,450 options granted under a predecessor plan. No additional options are available to be granted under the predecessor plan.

10.	Restructuring Charges in 2000

      The Company recorded restructuring charges of $0.7 million during the second quarter of 2000 in accordance with EIFT 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The objective of the restructuring was to increase effectiveness and efficiency by restructuring the Company into three operating divisions. The charges include costs pertaining to the termination or resignation of approximately 65 management and sales employees ($0.7 million) and other nominal costs. No additional charges were incurred subsequent to the second quarter 2000, and all payments relating to the restructuring were made as of December 31, 2000. In 2001, the Company was reduced to two operating divisions and no restructuring costs were incurred.

11.	Co-Promotion Agreement

      Effective March 1, 1999, the Company obtained the right from BMS to co-promote the cholesterol-lowering drug Pravachol® to obstetricians and gynecologists, primary care physicians designated as obstetricians and gynecologists by BMS, and nurse practitioners and physician’s assistants associated with obstetricians and gynecologists practices pursuant to a co-promotion agreement with BMS. The term of the contract was from March 1, 1999 through March 31, 2002. BMS and the Company terminated the agreement effective March 31, 2001.

      Under the agreement, BMS agreed to pay specified costs associated with product samples and physician education. In addition, as compensation for services rendered, the Company received a percentage of net sales in excess of a baseline as set forth in the agreement. Revenues recorded under the agreement in 2001 and 2000 were not significant.

12.	Distribution and License Agreement

      On July 19, 1999, the Company entered into a distribution and license agreement with Fournier under which the Company has the exclusive right to market, use, distribute and sell the EsclimTM estradiol transdermal system. The distribution and license agreement required the Company to pay Fournier a non-refundable license fee of $1.1 million, of which $0.75 million was paid in 1999 and $0.35 million was paid in November 2001. The Company is also required to pay Fournier a royalty, which includes manufacturing costs, based upon the net sales of the product. The agreement runs seven years from the date of the first commercial sale of the product, which occurred on November 16, 1999. The cost is being amortized straight-line over the seven-year life of the agreement.

13.	Related Party Agreements and Transactions

Ortho-Est® Tablets

      In July 1998, the Company signed an exclusive distribution agreement with Ortho, a subsidiary of Johnson & Johnson, a principal stockholder of the Company. This agreement was terminated September 30, 2000. Under the original agreement, the Company would market and distribute Ortho-Est® Tablets, an oral estrogen product used for Menopausal Hormone Therapy, throughout the U.S. and Puerto Rico. The original agreement was for a period of ten years with annual renewals available after that period. The original agreement provided for the Company to make both fixed and contingent payments to Ortho for product purchased. In addition, the Company was required to make monthly adjustment payments to Ortho based on progress toward projected annual purchases.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2002, 2001 and 2000, $0.5 million, $1.3 million and $5.3 million, respectively, was charged to cost of sales and $0.2 million, $0.4 million and $0.2 million, respectively, was charged to marketing and sales for professional samples in the accompanying Statement of Operations for products purchased from Ortho.

      In September 2000, the Company and Ortho entered into a new agreement that terminated the original agreement, reduced the minimum payment for 2000 from $5.4 million to $4.7 million, eliminated all future minimum payments totaling $28.0 million, and transferred all of Ortho’s right, title, and interest in Ortho-Est® Tablets to the Company effective January 1, 2001. The new agreement provided for the Company to purchase Ortho-Est® Tablets at Ortho’s fully burdened manufacturing costs through April 2002. The Company subsequently entered into a contract with Pharmaceutics International, Inc. for the supply of the Ortho-Est® Tablets through June 2005.

Ortho Tri-Cylen®

      On May 27, 1999, the Company entered into a co-promotion agreement with Ortho, pursuant to which the Company agreed to co-promote Ortho Tri-Cylen®, a leading oral contraceptive, and Ortho-Prefest®, a new oral combination estrogen replenishment therapy product, which received approval by the Food and Drug Administration in October 1999. Pursuant to an amendment effective as of March 31, 2000 to the co-promotion agreement, the Company discontinued the co-promotion of Ortho Tri-Cyclen® and received a payment of $1.5 million, recorded in related party revenue, as compensation for previous co-promotion activities. The amendment included a non-compete clause for which Ortho paid the Company $0.5 million, which was amortized as other income ratably over the term of the non-compete agreement that expired on March 31, 2001.

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

      In September 1999, in accordance with the Company’s co-promotion agreement with Ortho, Ortho and the Company entered into a contract whereby the Company managed the development of educational programs related to hormonal management. The new co-promotion agreement for Ortho-Prefest® amended the contract to change the scope of the original contract and provided for a new education program. The Company recognized $3.8 million of revenue for work completed under the contract during 2000. All revenues and expenses related to education programs were recognized in 2000.

Notes Receivable from Officers

      In February 2002, the Company loaned to Charles Caporale, Vice-President, CFO, Treasurer and Secretary of the Company, and Saundra L. Childs, Vice-President of the Pharmaceutical Division, $0.1 million and $0.3 million, respectively. The notes are payable in full at the earlier of (1) the executives’ termination of employment, (2) the sale of the Company or (3) February 2017. There is no provision for forgiveness of the loans. The notes are with full recourse and are secured by the executives’ vested stock options. At March 31, 2003, neither officer’s vested stock options had any realizable value. The notes do not bear interest; however, the Company has imputed interest at 5%. The present value of the notes is $0.2 million as of December 31, 2002.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Segment and Significant Customers Disclosures

      As of December 31, 2002, the Company operated in two segments: (1) Pharmaceutical, which markets pharmaceutical products and (2) Consumer, which markets and sells self-care products. Trialogue, a division established at the time of the Company’s restructuring in June 2000 has been phased out. During 2000, Trialogue received educational grants from pharmaceutical companies to fund the development of educational programs with independent providers of continuing education programs. The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately because they perform different services utilizing different and distinct operations.

      Information as to the segment operations is set forth below based on the nature of the products and services offered. The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income or loss, defined as income or loss before other income/expense. Operating income or loss by segment does not include corporate overhead allocations. Transactions between segments are not significant. Each segment generates revenues primarily in the United States, and revenue from foreign sources is not significant. The Pharmaceutical and Trialogue divisions had significant transactions with a related party in 2000 as discussed in Note 13. The accounting policies of the business segments are the same as those described in the summary of accounting policies (see Note 1). All significant non-cash items in each of the three years ending December 31, 2002, relate to the pharmaceutical division and are shown in the accompanying Statement of Cash Flows. Expenditures for segment assets include cash and non-cash items.

	Year ended December 31, 2002

	Pharmaceutical	Consumer	Corporate	Consolidated

Net revenues	$41,038	$7,580	$—	$48,618
Cost of goods	14,443	3,242	—	17,685

Gross margin	26,595	4,338	—	30,933
Operating expenses	21,334	4,401	5,454	31,189

Operating income (loss)	5,261	(63)	(5,454)	(256)
Interest and other income	—	—	204	204
Interest expense	—	—	(3,906)	(3,906)

Net income (loss)	$5,261	$(63)	$(9,156)	$(3,958)

Depreciation and amortization	$4,896	$140	$—	$5,036
Segment assets	102,405	4,250	10,582	117,237
Expenditures for segment assets	44,599	59	—	44,658

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended December 31, 2001

	Pharmaceutical	Consumer	Corporate	Consolidated

Net revenues	$21,019	$7,344	$—	$28,363
Related party revenue	44	—	—	44

Total revenues	21,063	7,344	—	28,407
Cost of goods	5,023	3,215	—	8,238

Gross margin	16,040	4,129	—	20,169
Operating expenses	12,962	4,511	6,644	24,117

Operating income (loss)	3,078	(382)	(6,644)	(3,948)
Interest and other income	—	—	972	972
Interest expense	—	—	(465)	(465)

Net income (loss)	$3,078	$(382)	$(6,137)	$(3,441)

Depreciation and amortization	$1,368	$553	$—	$1,921
Segment assets	49,431	3,946	19,378	72,755
Expenditures for segment assets	38,005	3	—	38,008

      Included in 2001 corporate operating expenses is $258 of Trialogue expenses.

	Year ended December 31, 2000

	Pharmaceutical	Consumer	Trialogue	Corporate	Consolidated

Net revenue	$5,732	$8,539	$477	$—	$14,748
Related party	8,488	—	3,849	—	12,337

Total revenue	14,220	8,539	4,326	—	27,085
Cost of goods	6,440	4,089	—	—	10,529

Gross margin	7,780	4,450	4,326		16,556
Operating	22,421	6,377	4,789	6,993	40,580

Operating loss	(14,641)	(1,927)	(463)	(6,993)	(24,024)
Interest and other income	—	—	—	1,458	1,458

Net loss	$(14,641)	$(1,927)	$(463)	$(5,535)	$(22,566)

Depreciation and amortization	$1,035	$579	$—	$—	$1,614
Segment assets	6,596	4,235	333	9,508	20,672
Expenditures for segment assets	393	56	—	—	449

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net revenues from each of the following customers represented greater than 10% of the consolidated net revenues for the years shown:

	Year ended December 31,

	2002	2001	2000

	Percent of	Percent of	Percent of
	Consolidated Net	Consolidated Net	Consolidated Net
	Revenues	Revenues	Revenues

Ortho-McNeil Pharmaceutical, Inc.	—	—	45.5%
McKesson Drug	35.8%	13.4%	—
QK Healthcare, Inc.	23.5%	33.4%	—
Cardinal Health, Inc.	15.3%	12.8%	—
AmerisourceBergen Corp.	13.3%	—	—

	87.9%	59.6%	45.5%

      The Company has no long-term commitments from these customers or any other customers to purchase products. The loss of any of key customers, or a significant reduction in sales to those customers, could significantly reduce revenues.

      Revenues by product for each of the three years ending December 31, 2002 are shown below:

	2002	2001	2000

Women’s health:
EsclimTM	$9,896	$5,984	$389
Ortho-Est® Tablets	3,761	9,402	5,211

	13,657	15,386	5,600

Skin care:
Vaniqa® Cream	14,391	—	—

Non-strategic:
Midrin®	3,254	831	—
BactrimTM	1,499	3,520	—
Equagesic®	2,136	515	—
Synalgos®	5,456	634	—

	12,345	5,500	—

Other	645	133	132

Total net pharmaceutical product revenues	$41,038	$21,019	$5,732

15.     Commitments

     Leases

      The Company leases office space, automobiles and equipment under operating leases. Lease expense was $0.7 million in each of the three years ended December 31, 2002. The Company has provided a $0.1 million letter of credit (secured by a $0.1 million certificate of deposit) to secure its obligations under its office lease.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Minimum future annual obligations for operating leases for years ending after December 31, 2002 are as follows:

2003	$962
2004	601
2005	443
2006	69
2007	—
Thereafter	—

$2,075

      Third-Party Sales Agreement

      On December 10, 2002, the Company entered into a sales and marketing agreement with Ventiv Health U.S. Sales L.L.C., wherein Ventiv will market Vaniqa® Cream to dermatologists throughout the U.S. The agreement expires in December 2005, subject to early termination provisions. Ventiv will be compensated with royalties based on the level of sales generated in excess of a baseline. Additionally, the Company made an initial payment to Ventiv of $0.2 million, in January 2003. To support Ventiv’s efforts the Company has committed to spend a minimum of $2.0 million each year in support of Vaniqa® Cream-related activities, which will not be paid to Ventiv directly.

      Royalties

      The Company pays royalties to Fournier and Elan based on net sales of EsclimTM and Midrin®, respectively. There are no minimum royalty payments.

      Rebate Agreements

      The Company has a number of rebate agreements with different terms. The Company provides rebates to its wholesalers or retailers for reimbursements of discounts it has offered its customers. The Company pays rebates to certain marketing organizations that demonstrate they have generated sales of the Company’s products. These agreements vary considerably and are dependent on the sales levels generated through various channels.

16.     Income Taxes

      As of December 31, 2002, the Company had federal and state tax net operating loss carryforwards of approximately $66.4 million and $53.8 million, respectively. The federal tax loss carryforwards will begin to expire in 2019, unless previously utilized. The state tax loss will begin to expire in 2007, unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of approximately $0.2 million and $0.1 million respectively, which will begin to expire in 2020, unless previously utilized.

      Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. However, the Company does not believe such limitations will have a material impact upon the utilization of these carryforwards.

      Significant components of the Company’s deferred tax assets as of December 31, 2002 and 2001 are shown below. A valuation allowance of $28.8 million and $27.4 million has been recognized, as realization of such assets is uncertain.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$26,340	$26,069
Research and development credits	222	222
Returns and allowances	2,247	921
Other	214	214

Total deferred tax assets	29,023	27,426
Deferred tax liabilities	(168)	(1)
Valuation allowance	(28,855)	(27,425)

Net deferred taxes	$—	$—

17.     Employee Savings Plan

      The Company has an employee savings plan covering all employees 18 years or older, starting on the first day of the month following employment, to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. Contributions to the plan by the Company are discretionary. The Company did not make any contributions during the years ended 2002, 2001 and 2000.

18.     Subsequent Events (Unaudited)

      The Company’s 2002 results caused it to fall out of compliance with the financial covenants in the Senior Secured Notes, which required the Company to maintain a minimum level of earnings before interest, depreciation, taxes and amortization, a minimum fixed charge coverage ratio and a minimum net worth measured as of December 31, 2002 and the four quarters then ended and to limit capital expenditures during 2002. The Company was also out of compliance with the same covenants for the period ended March 31, 2003. In April 2003, the Company entered into a binding term sheet with the holders of the Senior Secured Notes to remedy these defaults by agreeing to implement the following material terms:

•	the financial covenants governing the Senior Secured Notes will be revised to include only requirements for minimum cash revenue, maximum cash expenditures and minimum cash balances, to be tested periodically through December 31, 2004, after which time more customary financial covenants will be implemented;

•	in addition to the Vaniqa® Cream assets that the Company has already pledged to secure its performance under the Senior Secured Notes, the Company will grant the note holders a security interest in all of its other assets, other than its rights to EsclimTM and Midrin® products;

•	the Company will grant warrants to the note holders to purchase 2.0 million shares of common stock at an average market price to be determined based on closing market prices leading up to the public announcement of the agreement in principle and simultaneously cancel the existing warrants to purchase 1.7 million shares of the Company’s common stock at $5.50 per share currently held by the note holders;

•	the Company will apply an agreed-upon portion of the proceeds from any asset sales and the license or sale of its international rights to Vaniqa® Cream to offer to repay the convertible redeemable preferred stock and the Senior Secured Notes at stated optional redemption prices;

•	the Company will modify the terms of the convertible redeemable preferred stock to reduce the optional redemption price to 108% of accreted stated value through November 30, 2003, at which time

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the redemption price would increase based on a formula that takes into account the number of shares redeemed before November 30, 2003; and

•	as a condition to the restructuring, the Company will be required to have at least $2.5 million of additional capital. The Company’s President, Chief Executive Officer and Chairman of the Board, Edward F. Calesa, has committed to provide $1.0 million of this amount and the Company’s management has received indications of interest for the remaining $1.5 million in equity financing.

      The Company’s default under the Senior Secured Notes permits the note holders to accelerate the payment of the Company’s indebtedness under the Senior Secured Notes and seek to foreclose on the collateral pledged to secure the Company’s indebtedness under the Senior Secured Notes. While the Company entered into a binding term sheet with the note holders to remedy the defaults, the Company has not yet completed definitive documents to implement the terms of the term sheet and the closing of the restructuring is subject to conditions. In addition, any future default by the Company under the Senior Secured Notes would allow the note holders to accelerate the Company’s indebtedness under the Senior Secured Notes.

      From time to time the Company is involved in routine litigation and proceedings in the ordinary course of its business. The Company is currently involved in litigation entitled Andres Lopez Sandoval, et. al. v. Kern Medica Center, et. al., brought against Hoffman-LaRoche in February 2003 in the Superior Court of the State of California, County of Kern. The Company has agreed to indemnify Hoffman-LaRoche for any claims related to BacrimTM that occur after the date the Company acquired the product, which would include the Sandoval claim. Hoffman-LaRoche was named as a defendant in this litigation which alleges damages against the deceased’s physician, hospital, ambulance provider and a number of other care givers as well as other pharmaceutical companies that manufactured products prescribed to the deceased in connection with his illness. The claim seeks a judgment of $10 million from each defendant in addition to punitive damages for medical malpractice, fraud, personal injury, negligence, breach of implied warranty, misrepresentation, wrongful death, loss of consortium, intentional infliction of emotional distress, negligent infliction of emotional distress, general negligence and intentional tort. The Company believe we have meritorious defenses to this lawsuit and will contest these claims vigorously. However, the ultimate resolution of these matters could have a material adverse effect on the Company’s financial condition and results of operations. Even if the Company prevails, the litigation could be expensive to defend and could require significant amounts of management time and the diversion of significant operational resources.

      The Company is not currently involved in any other pending litigation matters that it believes would have a material adverse effect on it.

      On January 21, 2003, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with CapitalSource Finance LLC, (“CapitalSource”), under which CapitalSource agreed to extend the Company a line of credit equal to approximately 85% of the Company’s eligible accounts receivable up to a maximum of $5.0 million. On the same day, the Company also borrowed the minimum amount required under the agreement, $1.5 million. Because the Company did not have adequate accounts receivable to support the $1.5 million in borrowing and because the Credit Agreement contained a cross-default provision with the Senior Secured Notes, the Company became in default under the Credit Agreement. On March 26, 2003, the Company agreed with CapitalSource to cancel the Credit Agreement without any penalties and repaid the $1.5 million. The Company may not be able to replace the Credit Agreement on terms acceptable to it, or at all.

      In March 2003, the Company announced restructuring plans in order to improve its operating results and terminated 56 employees (35% of its work force), primarily sales and marketing personnel in the pharmaceutical division. Under the provisions of SFAS 146, the Company will accrue approximately $0.7 million in costs relating to this restructuring in the first quarter of 2003, and the Company estimates $0.1 million will be

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expensed in subsequent quarters during 2003. The costs consist of severance pay and related benefits of $0.3 million (paid in March and April 2003) and an estimated $0.4 million in equipment and early termination fees on automobiles leases for vehicles used by terminated employees (to be paid in the second quarter of 2003).

      In March 2003, the Company also announced plans to attempt to sell the product rights to its pharmaceutical products which do not relate to its core mission of improving the health and well being of midlife women. The product rights that the Company is considering divesting include BactrimTM, Midrin®, Equagesic® and Synalgos®, subject to the terms of the Company’s agreement with the holders of the Senior Secured Notes. The proceeds of the sales from these product rights will be used to repay debt and to fund current operations.

Schedule II

WOMEN FIRST HEALTHCARE, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged	Charged to	Charged to		Balance at
	Beginning	Against	Cost of	Bad Debt		End of
	of Period	Revenues	Sales	Expense	Deductions(1)	Period

	(In thousands)
Allowance for doubtful accounts and cash discounts:
For the year ended December 31, 2002	$(363)	$(1,022)	$—	$(65)	$948	$(502)
For the year ended December 31, 2001	(335)	(471)	—	(249)	692	(363)
For the year ended December 31, 2000	(83)	(142)	—	(265)	155	(335)
Reserve for excess, dates and impaired inventory:
For the year ended December 31, 2002	(732)	—	(1,683)	—	60	(2,355)
For the year ended December 31, 2001	(1,662)	—	(79)	—	1,009	(732)
For the year ended December 31, 2000	—	—	(1,662)	—	—	(1,662)
Reserve for product returns, exchanges, rebates and chargebacks:
For the year ended December 31, 2002	(1,717)	(4,330)	—	—	3,121	(2,926)
For the year ended December 31, 2001	(628)	(2,065)	—	—	976	(1,717)
For the year ended December 31, 2000	(495)	(1,508)	—	—	1,375	(628)

(1)	Deductions under allowance for doubtful accounts and cash discounts represent doubtful accounts written off and cash discounts taken by customers. Deductions under reserve for excess, dates and impaired inventory represent inventory written off and destroyed. Deductions under reserve for product returns, exchanges, rebates and chargebacks represent actual products returned or exchanged and cash payments made for rebates and chargebacks.

EXHIBIT INDEX

Exhibit
No.		Description

3	.1(1)	Fourth Amended and Restated Certificate of Incorporation.
3	.2(2)	Certificate of Designation of Preferences and Rights of Senior Convertible Redeemable Preferred Stock, Series A.
3	.3(1)	Second Amended and Restated Bylaws.
4	.1(3)	Form of Specimen Common Stock Certificate.
10	.1(4)	Employment Agreement dated January 8, 1998 by and between Women First HealthCare, Inc. and Edward F. Calesa.
10	.2(5)	Amended and Restated 1998 Long-Term Incentive Plan.
10	.3(6)	Management Incentive Compensation Plan.
10	.4(4)	Lease Agreement dated April 3, 1998 by and between Women First HealthCare, Inc. and Prentiss Properties Acquisition Partners, L.P.
10	.5(1)	Distribution and License Agreement dated as of July 19, 1999 between Women First HealthCare, Inc. and Laboratoires Fournier S.A.*
10	.6(5)	1999 Non-Qualified Stock Option Plan.
10	.7(8)	Ortho-Est® Asset Transfer and Supply Agreement effective September 30, 2000 between Women First HealthCare, Inc. and Ortho-McNeil Pharmaceutical, Inc.
10	.8(8)	Ortho-PrefestTM Co-Promotion Agreement effective September 30, 2000 between Women First HealthCare, Inc. and Ortho-McNeil Pharmaceutical, Inc.
10	.9(9)	Amendment No. 1 to Distribution and License Agreement dated November 3, 2000 between Laboratoires Fournier S.A. and Women First HealthCare, Inc.*
10	.10(9)	Pharmacy Supplier Agreement between Novation, LLC and Women First HealthCare, Inc. dated as of December 20, 2000.*
10	.11(10)	Co-Promotion Agreement dated as of April 6, 2001 between Women First HealthCare, Inc. and Essentia Pharmaceuticals B.V.*
10	.12(11)	Midrin Asset and Inventory Purchase Agreement dated as of June 29, 2001 by and among Women First Health Care, Inc., Élan Pharma International Limited and Élan Pharmaceuticals, Inc.*
10	.13(11)	Securities Purchase Agreement dated June 29, 2001 among Women First HealthCare, Inc., Élan International Services, Ltd., and Élan Pharma International Limited.
10	.14(11)	Convertible Secured Promissory Note dated June 29, 2001.
10	.15(12)	Manufacturing Site Transfer Agreement dated as of June 22, 2001 between Women First HealthCare, Inc. and Pharmaceutics International, Inc.*
10	.16(12)	Securities Purchase Agreement dated as of August 8, 2001 by and among Women First HealthCare, Inc. and the purchasers listed on Exhibit A thereto.
10	.17(13)	Securities Purchase Agreement dated as of August 8, 2001 among Women First HealthCare, Inc. and the Purchasers who were signatories thereto.
10	.18(13)	Warrant Agreement by and between Women First HealthCare, Inc. and Gruntal & Co., L.L.C. dated as of August 8, 2001.
10	.19(14)	Agreement between Women First Healthcare, Inc. and Hoffmann-La Roche.*
10	.20(15)	Asset Purchase Agreement dated November 15, 2001 by and between American Home Products Corporation and Women First Health Care, Inc.*
10	.21(15)	Manufacturing and Supply Agreement dated November 15, 2001 by and between American Home Products Corporation and Women First Health Care, Inc.*
10	.22(15)	Trademark License Agreement dated November 15, 2001 by and between American Home Products Corporation and Women First Health Care, Inc.*
10	.23(15)	Senior Secured Promissory Note dated November 15, 2001.*
10	.24(16)	Amendment No. 1 to Senior Secured Promissory Note dated November 25, 2002.

Exhibit
No.		Description

10	.25(15)	Security Agreement dated November 15, 2001 by and between American Home Products Corporation and Women First Health Care, Inc.
10	.26(17)	Manufacturing and Supply Agreement between Mutual Pharmaceutical Company, Inc. and Women First HealthCare, Inc. made on January 24, 2002.*
10	.27(17)	Promissory Note Dated February 26, 2002 between Women First HealthCare, Inc. and Saundra Childs.
10	.28(17)	Promissory Note Dated February 26, 2002 between Women First HealthCare, Inc. and Charles M. Caporale.
10	.29(2)	Asset Purchase Agreement, dated as of June 25, 2002, by and among Westwood-Squibb Colton Holdings Partnership, The Gillette Company, Bristol-Myers Squibb Company and Women First HealthCare, Inc.
10	.30(2)	License Agreement, dated as of June 25, 2002, by and among The Gillette Company, Bristol-Myers Squibb Company and Women First HealthCare, Inc
10	.31(2)	Supply Agreement, dated as of June 25, 2002, by and between Bristol-Myers Squibb Company and Women First HealthCare, Inc.*
10	.32(2)	Note and Warrant Purchase Agreement, dated as of June 25, 2002, by and among Women First HealthCare, Inc. and the Purchasers named therein
10	.33(2)	Form of Senior Secured Note dated June 25, 2002.
10	.34(2)	Form of Common Stock Purchase Warrant dated June 25, 2002.
10	.35(2)	Preferred Stock Purchase Agreement, dated June 25, 2002, by and among Women First HealthCare, Inc. and the Purchasers named therein.
10	.36(2)	Registration Rights Agreement, dated June 25, 2002, related to the Senior Secured Notes and Common Stock Purchase Warrants by and among Women First HealthCare, Inc. and the holders of Senior Secured Notes named therein.
10	.37(2)	Registration Rights Agreement, dated June 25, 2002, related to the Convertible Preferred Stock by and among Women First HealthCare, Inc. and the holders of Convertible Preferred Stock named therein.
10	.38(2)	Security Agreement, dated as of June 25, 2002, by and among Women First HealthCare, Inc. and the holders of Senior Secured Notes and Convertible Preferred Stock named therein.
10	.40(16)	Sales and Marketing Agreement, dated December 10, 2002, by and between Ventiv Health U.S. Sales L.L.C and Women First HealthCare, Inc.†
10	.41(18)	Professional Promotion Agreement, dated September 1, 2002, by and between PDI Shared Sales, Inc. and Women First HealthCare, Inc.*
21	.1(16)	Subsidiaries.
23	.1(14)	Consent of Ernst & Young LLP.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed August 13, 1999.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 2, 2002.

(3)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed June 24, 1999.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 12, 1999.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed March 30, 2000.

(6)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed May 24, 1999.

(7)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed June 2, 1999.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed November 14, 2000.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2000 filed March 30, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 filed May 15, 2001.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 3, 2001.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed August 13, 2001.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed September 4, 2001.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed November 13, 2001.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed March 27, 2002.

(16)	Filed herewith.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed May 10, 2002.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed November 13, 2002.

*	Women First has been granted confidential treatment with respect to portions of this exhibit.

†	Confidential treatment has been requested with respect to portions of this exhibit.