Form 10-K/A
period 2002-12-31
WOMEN FIRST HEALTHCARE INC
filed 2003-04-30
CIK 1081004

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

      As of March 31, 2003, 22,971,255 shares of the registrant’s common stock, $.001 par value, were outstanding.

The following items of Women First HealthCare, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 are hereby amended. Each such item is set forth in its entirety, as amended.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Our directors and executive officers are listed below:

Name	Age	Present Position with our Company

Edward F. Calesa	61	President, Chief Executive Officer and Chairman of the Board
Dennis M. Jones	64	Director
Nathan Kase, M.D.	73	Director
Patricia Nasshorn	46	Director
Richard L. Rubin, Ph.D.	73	Director
Charles M. Caporale	52	Vice President, Chief Financial Officer, Treasurer and Secretary
Randi C. Crawford	34	Vice President — Consumer Business
Saundra L. Childs	33	Vice President — Pharmaceuticals

      Edward F. Calesa co-founded our company in November 1996 and has served as a director since that time. His current term as director expires at our 2005 annual meeting of stockholders. Mr. Calesa has served as Chairman of our Board of Directors since December 1996. Mr. Calesa also served as our President and Chief Executive Officer from November 1996 to January 1998 and was reappointed President and Chief Executive Officer effective June 2000. Mr. Calesa has an extensive background in innovative healthcare marketing. In 1971, he co-founded and served as Chairman of the Board of Health Learning Systems Inc. During his tenure at Health Learning Systems, Mr. Calesa developed working relationships with many academic medical specialists and medical organizations, including the National Institutes of Health, National Board of Medical Examiners, Educational Testing Services, Washington Business Group on Health, Voluntary Hospitals of America and numerous pharmaceutical companies. Mr. Calesa sold Health Learning Systems in December 1988 to WPP Group, plc. From January 1989 to November 1996, Mr. Calesa served as General Partner of an investment partnership, Calesa Associates. Mr. Calesa received an M.B.A. in marketing from Fairleigh Dickinson University and a B.A. in economics from Columbia College.

      Dennis M. Jones has served as a director of our company since July 2001. His current term as director expires at our 2005 annual meeting of stockholders. Mr. Jones founded Jones Pharma Incorporated in 1981 and served as its Chairman and Chief Executive Officer until August 2000, when the company was acquired by King Pharmaceuticals. He is a 2001 Association for Corporate Growth International Award recipient and was named Entrepreneur of the Year in the National Health Care/ Life Sciences in 1996. Mr. Jones received an Honorary Doctorate of Humanities from St. Louis University in 1998.

      Nathan Kase, M.D. has served as a director of our company since June 2000. His current term as director expires at our 2004 annual meeting of stockholders. Dr. Kase is Professor, Department of Obstetrics, Gynecology and Reproductive Science and interim Dean, Mount Sinai School of Medicine. From August 2001 until March 2002, Dr. Kase was interim president and chief executive officer of the Mount Sinai Medical Center. From 1985 to 1997, Dr. Kase was Dean of the Mount Sinai School of Medicine. From 1989 to 1991, he served as President of the Associated Medical Schools of New York. Dr. Kase’s major clinical and research achievements are focused in reproductive endocrinology. He has authored over 100 scientific articles and co-authored two textbooks in his field. Dr. Kase received his residency training in obstetrics and gynecology at the Mount Sinai Medical Center. Dr. Kase subsequently joined the faculty of the Yale University School of Medicine, serving for nearly twenty years, where he rose from instructor to Professor and Chairman of the Department of Obstetrics and Gynecology. In 1981, he returned to Mount Sinai as Professor and Chairman of the Department of Obstetrics, Gynecology and Reproductive Science. Dr. Kase serves as Chairman and Executive Editor of The Women First Health Advisory Board.

      Patricia Nasshorn has served as a director of our company since May 2002. Her current term as director expires at our 2003 annual meeting of stockholders. Since 2002, she has been the head of business development for various Care Capital portfolio companies. She was president of Unilever’s women’s health, Unipath division, from 1997 to 2002. In addition, she has held a diverse range of senior executive positions with Johnson & Johnson, Merck & Company, Inc. and Bristol-Myers Squibb. Ms. Nasshorn holds an M.B.A., Marketing and Finance, and a B.B.A., Marketing and Management, both from Temple University.

      Richard L. Rubin, Ph.D. has served as a director of our company since November 1996. His current term as director expires at our 2003 annual meeting of stockholders. He held the positions of Vice President from December 1996 to March 1998, Secretary from December 1996 to January 1997 and Treasurer from December 1996 to August 1997. Dr. Rubin is President of the Dedalus Foundation, Chairman of New Dimensions in Education and a Professor of Political Science and Public Policy at Swarthmore College. Since 1968, Dr. Rubin has served as a business and investment consultant for various companies. From 1963 to 1968, Dr. Rubin was the Director of Planning & Research for United Merchants & Manufacturers, Inc. In 1957, Dr. Rubin was appointed Chairman and Chief Executive Officer of Dorman Mills where he served until 1962. Dr. Rubin holds a Ph.D. in political science from Columbia University and a B.A. in economics from Brown University.

      Charles M. Caporale joined our company in September 2000 as our Vice President, Chief Financial Officer, Treasurer and Secretary. From July 1997 until April 2000, Mr. Caporale served as Senior Vice President, Chief Financial Officer and Treasurer of The Centris Group, Inc. From November 1985 until July 1997, Mr. Caporale was employed by Minet Re North America, Inc. His final position with Minet Re North America was Senior Vice President, Chief Financial Officer and Treasurer. Mr. Caporale holds a B.B.A. in accounting from Pace University.

      Randi C. Crawford co-founded our company and served as Vice President, Marketing Research from February 1997 to February 1998. She served as Secretary of our company from January 1997 through March 1998. She assumed the role of Vice President, Educational Program Development in February 1998, which she held until July 2001. Since July 2001, Ms. Crawford has served as Vice President — Consumer Business. From November 1995 until joining our company, Ms. Crawford was a research analyst with Calesa Associates specializing in investment opportunities in health care companies. From October 1991 to November 1995, Ms. Crawford worked as a consultant engaging in the creation and production of children’s television programming for Fox Television, Lifetime Television, DIC Entertainment and Saban Entertainment, Inc. Ms. Crawford received a B.A. in liberal arts from Villanova University. Ms. Crawford is the daughter of Edward F. Calesa.

      Saundra L. Childs joined our company in December 1999 and served as Director of National Accounts until June 2000. Since June 2000, Ms. Childs has served as Vice President — Pharmaceuticals. From 1992 until she joined our company, Ms. Childs was employed by Searle Laboratories. From 1992 through 1994 she was a sales representative. From 1995 to 1996, she was National Sales Trainer. From 1997 to 1998, she was Global Product Manager, Women’s Healthcare Division. Her final position with Searle was Worldwide Women’s Health Franchise Leader. Ms. Childs holds a B.S. in business from Husson College.

Section 16(a) Beneficial Ownership Reporting Compliance

      Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of ten percent or more of our common stock (Reporting Persons) are required to report to the Securities and Exchange Commission on a timely basis the initiation of their status as a Reporting Person and any changes regarding their beneficial ownership of our common stock. Based solely on our review of such forms received and the written representations of our Reporting Persons, we have determined that no Reporting Person known to us was delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act, except as follows:

      Ms. Nasshorn failed to file on a timely basis her initial report on Form 3 and a subsequent transaction on Form 4, but the required reports were subsequently filed. Dr. Rubin reported one transaction late on Form 4. Ms. Childs and Mr. Caporale each reported one transaction late by filing a Form 5.

Item 11.     Executive Compensation

      The following table sets forth information concerning compensation for each of the three years ended December 31, 2002 received by our Chief Executive Officer and all of our executive officers other than our Chief Executive Officer who were serving as executive officers at December 31, 2002 (the “Named Executive Officers”).

Summary Compensation Table

						Long-Term
	Annual Compensation					Compensation

					Other	Shares
					Annual	Underlying	All Other
Name and Principal Position	Year	Salary		Bonus	Compensation	Options	Compensation

Edward F. Calesa	2002	$375,000		$—	—	—	—
Chairman of the Board,	2001	375,000		—	—	100,000	—
President, and Chief	2000	365,351		93,750	—	—	—
Executive Officer
Charles M. Caporale	2002	190,000		—	—	25,000	—
Vice-President, CFO,	2001	190,000		—	—	50,000	—
Treasurer and Secretary	2000	60,454	(1)	—	—	85,000	—
Randi C. Crawford	2002	165,000		—	—	—	—
Vice President —	2001	165,000		—	—	50,000	—
Consumer Business	2000	151,250		31,501	—	85,000	—
Saundra L. Childs	2002	190,000		—	—	25,000	—
Vice President —	2001	169,167		—	—	50,000	—
Pharmaceuticals	2000	142,500		—	—	102,500	—

(1)	Mr. Caporale joined our company in September 2000, and the amount represents actual compensation paid to Mr. Caporale in 2000.

Option Grants During Fiscal Year 2002

      The following table sets forth information regarding options to purchase our common stock granted during the year ended December 31, 2002 to each of the Named Executive Officers. We do not have any outstanding stock appreciation rights.

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

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realisable
Value at Assumed Annual
	Number of	% of Total			Rates of Stock Price
	Securities	Options			Appreciation for Option
	Underlying	Granted to	Exercise or		Term
	Options	Employees in	Base Price	Expiration
Name	Granted	Fiscal Year	per Share	Date	5%	10%

Edward F. Calesa	—	—	—	—	—	—
Charles M. Caporale	25,000	9.3%	$6.85	6/25/2012	$107,698	$272,928
Randi C. Crawford	—	—	—	—	—	—
Saundra L. Childs	25,000	9.3%	$6.85	6/25/2012	$107,698	$272,928

Option Exercises and Fiscal Year-End Values

      The following table sets forth certain information with respect to the exercise of options to purchase our common stock during the year ended December 31, 2002, and the unexercised options held and the value thereof at that date, for each of the Named Executive Officers.

Aggregated Option Exercises In Last Fiscal Year

and Fiscal Year-End Option Values

			Number of Securities	Value of Unexercised
	Shares		Underlying Unexercised	In-the-Money Options at
	Acquired on	Value	Options at Fiscal Year End	Fiscal Year End(1)
Name	Exercise	Realized	Exercisable/Unexercisable	Exercisable/Unexercisable

Edward F. Calesa	—	—	29,158/70,842	— /—
Charles M. Caporale	—	—	82,337/77,663	$188,208/$103,717
Randi C. Crawford	—	—	128,833/33,617	$407,692/$ 45,685
Saundra Childs	—	—	119,347/58,153	$342,041/$ 60,922

(1)	Based on the closing sale price of our common stock on December 31, 2002 ($4.56), as reported by the Nasdaq National Market, less the option exercise price.

Compensation of Directors

      Our directors have never received any regular cash compensation from us for services rendered as directors; however, we do reimburse directors for their travel expenses incurred in attending meetings of our board. Nathan Kase, M.D., one of our directors, serves as a consultant to us and during 2002 he received a fee of $1,000 per month. He also received fees of $5,000 in 2002 for his participation on our Health Advisory Board.

      Our outside directors who are not our employees are entitled to receive initial one-time grants of non-qualified stock options upon their appointment to our board and grants of additional non-qualified stock options upon the conclusion of each regular annual meeting of our stockholders for so long as they remain on our board. Our board of directors has the discretion to determine the amount to be granted upon appointment and annually. Notwithstanding the foregoing, total grants to directors under the 1998 Long-Term Incentive Plan may not exceed 15% of the maximum number of shares available for grant under the 1998 Plan (subject to adjustment). In May 2002, when Patricia Nasshorn was appointed to our board of directors, she received 15,250 non-qualified stock options with an exercise price of $7.50. In June 2002, each of our outside directors, including Ms. Nasshorn, received 3,000 non-qualified stock options with an exercise price of $7.10.

Employment Contracts and Change-in-Control Agreements

      On January 8, 1998, we entered into an employment agreement with Edward F. Calesa, setting forth his duties, compensation, employee benefits and other terms of employment. Pursuant to this agreement, Mr. Calesa was entitled to receive a base annual salary of $150,000, which was increased by the Compensation Committee of our board on July 16, 1998 to $350,000 per year, effective July 1, 1998. On July 7, 1999, the Compensation Committee approved an increase in Mr. Calesa’s annual base salary to $375,000. Effective May 1, 2000, Mr. Calesa agreed to a compensation reduction in the amount of $56,250. Our board approved returning Mr. Calesa’s annual base salary to $375,000 per year on August 10, 2000. Our board appointed Mr. Calesa as President and Chief Executive Officer effective June 30, 2000. Upon a termination of Mr. Calesa’s employment for permanent disability or for “good reason” (as defined in the employment agreement), Mr. Calesa will be entitled to salary continuation for the shorter of twelve months or the remainder of the agreement term.

      On March 7, 2001, we entered into Change of Control and Severance Agreements (the “Change of Control Agreements”) with each of Edward F. Calesa, Charles M. Caporale, Randi C. Crawford and Saundra L. Childs. The Change of Control Agreements provide each of our executive officers with severance pay benefits in the event of a change in control of our company. Under the Change of Control Agreements, in the event of a change in control, if one of our executive officers voluntarily resigns his or her employment for good reason or is terminated for any reason other than death, disability or for cause within two years of the change in control, then that executive officer is entitled to receive severance pay. The Change of Control Agreements provide that for twelve months after such a termination of the executive officer’s employment, the executive officer will be entitled to receive severance pay at an annual rate equal to the sum of: (a) the greater of the executive officer’s (i) annual base salary on the effective date of his or her termination, or (ii) annual base salary immediately before the change in control; plus (b) the average of the executive officer’s annual bonuses for the last two calendar years. The severance pay shall, at our company’s election, be paid in a lump sum or at periodic intervals in accordance with our company’s standard payroll procedures. For twelve months after termination, our company will also pay the costs of premiums due under our company’s life, disability, accident, health and dental insurance programs. In the event the executive officer becomes eligible for comparable group insurance coverage in connection with new employment, our company’s obligation to pay the costs of premiums will terminate. The Change of Control Agreements terminate on March 7, 2006, unless terminated earlier pursuant to their terms.

Compensation Committee Interlocks and Insider Participation

      Dr. Richard L. Rubin and Dr. Nathan Kase, both of whom are outside directors of our company, serve on the Compensation Committee of our board. Dr. Rubin has served since March 1999 and Dr. Kase has served since November 2000. Dr. Rubin previously held the positions of our Vice President, Secretary and Treasurer. Dr. Kase also serves as our consultant and currently receives a fee of $1,000 per month.

      No interlocking relationship exists between any member of the Compensation Committee and any member of any other company’s board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth information as of March 31, 2003 regarding the beneficial ownership of our common stock by (a) each person known to our board to own beneficially 5% or more of our common stock; (b) each director of our company; (c) the Named Executive Officers (as defined above); and (d) all our directors and executive officers as a group. Information with respect to beneficial ownership has been furnished by each director, officer or 5% or more stockholder, as the case may be. The address for all executive officers and directors is c/o Women First HealthCare, Inc., 12220 El Camino Real, Suite 400, San Diego, California 92130.

      Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options or warrants that are immediately exercisable or exercisable within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Security Ownership of Certain Beneficial Owners and Management

	Number of Shares of	Percentage of
	Common Stock	Common Stock
Name and Address	Beneficially Owned(1)	Beneficially Owned

Edward F. Calesa	5,718,057	24.85%
Charles M. Caporale	99,198	*
Randi C. Crawford(2)	1,180,105	5.11%
Saundra L. Childs	134,765	*
Dennis M. Jones	68,939	*
Nathan Kase, M.D.	117,341	*
Patricia Nasshorn	737	*
Richard L. Rubin, Ph.D.	198,352	*
CIBC WMC Inc.(3)	2,147,623	8.55%
Whitney & Co., LLC(4)	1,759,535	7.12%
Johnson & Johnson Development Corporation(5)	1,428,292	6.16%
Élan Pharma International Limited(6)	1,424,660	5.94%
Executive officers and directors as a group (8 persons)	7,517,494	32.11%

*	Less than 1%.

(1)	The following table indicates those people whose total number of beneficially owned shares include shares subject to options and warrants exercisable within 60 days of March 31, 2003:

	Shares Subject	Shares Subject
	to Options	to Warrants

Edward F. Calesa	39,425	2,758
Charles M. Caporale	96,198	—
Randi C. Crawford	136,208	—
Saundra L. Childs	129,871	—
Dennis M. Jones	7,939	—
Nathan Kase, M.D.	13,261	—
Patricia Nasshorn	737	—
Richard L. Rubin, Ph.D.	11,352	—

(2)	Randi C. Crawford is Edward F. Calesa’s daughter.

(3)	Represents 1,358,597 shares of common stock issuable upon conversion of convertible preferred stock and 789,026 shares issuable upon exercise of warrants. The address for CIBC WMC Inc. is 425 Lexington Avenue, New York, NY 10017.

(4)	Represents 509,474 shares issuable to Broad Street Associates, LLC, an affiliate of Whitney & Co., upon conversion of convertible preferred stock; 455,206 shares issuable to J.H. Whitney Mezzanine Fund, L.P., an affiliate of Whitney & Co., upon exercise of warrants; 455,206 shares issuable to Whitney Private Debt Fund, an affiliate of Whitney & Co., upon exercise of warrants; and 339,649 shares issuable to Greenleaf Capital, L.P., an affiliate of Whitney & Co., upon conversion of convertible preferred stock. The address for each of the above named entities is 177 Broad Street, Stamford, CT 06901.

(5)	Includes 218,042 shares subject to currently exercisable warrants. The address for Johnson & Johnson Development Corporation is One Johnson & Johnson Plaza, New Brunswick, New Jersey 08933.

(6)	Includes 1,002,193 shares issuable upon conversion of a convertible note payable, including accrued interest thereon, held by Elan Pharma International Limited. Also includes 422,467 shares held by Elan International Services, Ltd., an affiliate of Elan Pharma International Limited. The address for Élan Pharma International Limited is WIL House, Shannon Business Park, Shannon, County Clare, Ireland.

      The following table sets forth certain equity compensation plan information for our company as of December 31, 2002.

	Number of
	Securities to be		Remaining Available
	Issued upon	Weighted Average	for Future Issuance
	Exercise of	Exercise Price of	under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans

Equity compensation plans approved by security holders	1,476,003 (1)	$4.66	962,480 (2)
Equity compensation plans not approved by security holders(3)	97,366	1.78	105,420

Total	1,573,369	$4.48	1,067,900

(1)	Consists of (a) 1,448,553 shares of our common stock to be issued upon exercise of outstanding options under the 1998 Long-Term Incentive Plan and (b) 27,450 shares of our common stock to be issued upon exercise of outstanding options under the Incentive Stock Plan.

(2)	Consists of 962,480 shares of our common stock reserved for issuance under the 1998 Long-Term Incentive Plan.

(3)	Consists of shares of our common stock issuable under the 1999 Non-Qualified Stock Option Plan, which does not require the approval of, and has not been approved by, our company’s stockholders. See the description below of the 1999 Non-Qualified Stock Option Plan.

Description of the 1999 Non-Qualified Stock Option Plan

      On March 7, 2000, our company’s board of directors adopted the 1999 Non-Qualified Stock Option Plan of Women First HealthCare, Inc. (the “1999 Plan”), under which 250,000 shares of our common stock were reserved for issuance upon the exercise of non-qualified stock options. The 1999 Plan is administered by the Compensation Committee of our company’s board of directors (or another committee or subcommittee of the board assuming the functions of the Compensation Committee under the 1999 Plan) (the “Committee”). The principal purpose of the 1999 Plan is to further our company’s growth, development and financial success by providing additional incentives to key employees and independent consultants who have been or will be given responsibility for the management or administration of our company’s business affairs. Non-qualified stock options may be granted under the 1999 Plan to:

•	key employees who are not officers or directors of our company,

•	newly hired employees who (i) have not previously been employed by our company, and (ii) with respect to whom options are to be granted as an inducement to join our company, and

•	consultants who are not officers or directors of our company.

      The exercise price of the non-qualified stock options must be at least 85% of the fair market value on the date of the grant. The exercise price must be paid in full in cash at the time of exercise or the Committee may, in its sole and absolute discretion (i) allow a delay in payment up to 30 days from the date the option is exercised, (ii) allow payment, in whole or in part, through the delivery of shares of our common stock which have been held by the holder for at least six months, (iii) allow payment, in whole or in part, through the surrender of shares of our common stock then issuable upon exercise of the option having a fair market value on the date of option exercise equal to the aggregate exercise price of the option or exercised portion thereof, (iv) allow payment, in whole or in part, through the delivery of property of any kind which constitutes full and valuable consideration, (v) allow payment, in whole or in part, through the delivery of a full recourse promissory note bearing interest and payable upon such terms as may be prescribed by the Committee or the board, (vi) allow payment, in whole or in part, through the delivery of a notice that the holder has placed a market sell order with respect to shares of our common stock then issuable upon exercise of the option, and that the broker has been directed to pay a sufficient portion of the net proceeds of the sale to our company in satisfaction of the option exercise price and any applicable withholding or other employment taxes, and (vii) allow payment through any combination of the consideration provided in the foregoing subparagraphs (ii), (iii), (iv), (v) and (vi).

      The term of each option shall be ten years from date of grant, unless otherwise set by the Committee in its discretion. However, such term shall not exceed ten years. In consideration for the granting of an option, the optionee must agree to remain in the employ of (or to consult for) our company or any subsidiary of our company for a period of at least one year after the option is granted, unless otherwise provided by the Committee or the stock option agreement. No options granted under the 1999 Plan may be assigned or transferred by the optionee, except by will, the laws of descent and distribution or pursuant to a qualified domestic relations order, although the shares underlying such options may be transferred if all applicable restrictions have lapsed. During the lifetime of the optionee, the option may be exercised only by the optionee, unless the option has been dispersed pursuant to a qualified domestic relations order.

      In the event of a change in control or a corporate transaction such as a merger or sale of all or substantially all of the assets of our company, all options outstanding under the 1999 Plan shall be fully vested and exercisable as to all shares covered thereby, notwithstanding anything to the contrary in the 1999 Plan or the provisions of any option granted under the 1999 Plan. The Committee may offer the optionees the right to exchange their vested options for fully vested and exercisable options covering the stock of the successor or survivor corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices. The board or the Committee may amend, suspend or modify the 1999 Plan at any time.

Item 13.	Certain Relationships and Related Transactions

      In July 1998, we entered into a distribution agreement with Ortho-McNeil Pharmaceutical, Inc., a subsidiary of Johnson & Johnson, relating to Ortho-Est® Tablets that we market and distribute. Johnson & Johnson Development Corporation, another subsidiary of Johnson & Johnson, beneficially owned approximately 6% of our common stock as of March 31, 2003. The distribution agreement required us to make minimum aggregate payments totaling $47.5 million to Ortho-McNeil over the life of the contract regardless of the actual sales performance of the product. This agreement was terminated effective September 30, 2000, and we entered into a new agreement, the Ortho-Est® Asset Transfer & Supply Agreement, with Ortho-McNeil. Under terms of the new agreement, Ortho-McNeil transferred to us all of its right, title and interest in Ortho-Est® Tablets effective January 1, 2001 and granted us an exclusive license to use the Ortho-Est® trademark effective January 1, 2001 until June 1, 2008. The new agreement reduced the minimum payment in 2000 from $5.4 million to $4.7 million. No further minimum payments are required under the new agreement. The new agreement also provided for us to purchase Ortho-Est® Tablets at Ortho-McNeil’s fully burdened manufacturing costs through April 2002. During 2002, we paid Ortho-McNeil $1.3 million to manufacture Ortho-Est® Tablets for us. We subsequently entered into a contract with Pharmaceutics International, Inc. for the supply of the Ortho-Est® Tablets through June 2005.

      In February 2002, we loaned Mr. Caporale and Ms. Childs $100,000 and $350,000, respectively. Mr. Caporale and Ms. Childs have entered into promissory notes setting forth the terms of these loans. The notes do not bear interest and are payable in full at the earlier of (1) the executive’s termination of employment, (2) the sale of our company or (3) February 2017. There is no provision for forgiveness of the loan. The notes are secured by the executive’s vested stock options and are with full recourse. At March 31, 2003, neither officer’s vested stock options had any realizable value.

      In June 2002, we entered into a note and warrant purchase agreement, preferred stock purchase agreement, security agreement and registration rights agreements with CIBC WMC Inc. and affiliates of Whitney & Co., LLC. We entered into these agreements in connection with our private placement of our convertible redeemable preferred stock, senior secured notes and warrants. Under these agreements, CIBC WMC Inc. purchased from us $13.0 million of our senior secured notes and accompanying warrants to purchase common stock and $8.0 million in initial stated value of our convertible redeemable preferred stock. Affiliates of Whitney & Co., LLC purchased from us $15.0 million of our senior secured notes and accompanying warrants to purchase common stock and $5.0 million in initial stated value of our convertible redeemable preferred stock. Whitney & Co., LLC purchased these securities from us through the following affiliated entities: Broad Street Associates, LLC, J.H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund and Greenleaf Capital, L.P. The note and warrant purchase agreement, preferred stock purchase agreement, security agreement and registration rights agreements, together with the certificate of designations relating to our convertible redeemable preferred stock, set forth the terms of our senior secured notes and convertible preferred stock and include a number of affirmative and negative covenants. We paid fees aggregating $0.8 million to the investors in the financing and their legal counsel. As a result of the transactions described above, CIBC WMC Inc. beneficially owned approximately 8.6% of our common stock as of March 31, 2003 and Whitney & Co., LLC beneficially owned approximately 7.1% of our common stock as of March 31, 2003.

      In June 2002, we paid approximately $2.0 million to CIBC World Markets Corp., an affiliate of CIBC WMC Inc., for its role as our financial advisor and placement agent in connection with the private placement of our convertible redeemable preferred stock, senior secured notes and warrants.

      In April 2003, we entered into a binding term sheet with CIBC WMC Inc. and affiliates of Whitney & Co., LLC to remedy specified defaults under our senior secured notes. The term sheet provides for, among other things, the restructuring of selected financial covenants in the senior secured notes, the pledge of additional assets to secure our obligations under the senior secured notes, the amendment of selected terms of our convertible redeemable preferred stock and the issuance of new warrants to purchase common stock to the holders of our senior secured notes. As a condition to the restructuring of our senior secured notes, we will be required to have at least $2.5 million of additional capital, of which Edward F. Calesa has committed to provide $1.0 million. Our default under the senior secured notes permits the note holders to accelerate the payment of our indebtedness under the notes and seek to foreclose on the collateral pledged to secure our indebtedness under the notes. While we have entered into a binding term sheet with CIBC WMC Inc. and affiliates of Whitney & Co., LLC to remedy the defaults, we have not yet completed definitive documents to implement the terms of the term sheet and the closing of the restructuring is subject to conditions.

      Dr. Kase, one of our directors, serves as a consultant to us, and during 2002 he received a fee of $1,000 per month. He also received fees of $5,000 in 2002 for his participation on our Health Advisory Board.

      We reimburse a company owned by Mr. Calesa for the use of his personal jet aircraft to transport our employees, including Mr. Calesa, on business trips. The reimbursements totaled $197,807 in 2002. The reimbursement is equal to the amount of first class airfare when our officers use the aircraft or coach fare when other employees use the aircraft.

      Ms. Child’s husband, Jonathan L. Childs, is employed by us as our Director of Trade Relations. During 2002, his salary and commissions totaled $246,830.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WOMEN FIRST HEALTHCARE, INC.

By:	/s/ CHARLES M. CAPORALE

Charles M. Caporale,
Vice President, Chief Financial
Officer, Treasurer and Secretary

Date: April 30, 2003

CERTIFICATIONS

I, Edward F. Calesa, Chairman, President and Chief Executive Officer of Women First HealthCare, Inc., certify that:

      1.     I have reviewed this annual report on Form 10-K, as amended by this Form 10-K/A, of Women First HealthCare, Inc.;

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

Date: April 30, 2003	/s/ EDWARD F. CALESA ---------------------------------------------- Edward F. Calesa, Chairman, President and Chief Executive Officer

I, Charles M. Caporale, Vice-President, Chief Financial Officer, Treasurer and Secretary of Women First HealthCare, Inc., certify that:

      1.     I have reviewed this annual report on Form 10-K, as amended by this Form 10-K/A, of Women First HealthCare, Inc.;

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

Date: April 30, 2003	/s/ CHARLES M. CAPORALE ---------------------------------------------- Charles M. Caporale Vice President, Chief Financial Officer, Treasurer and Secretary