Form 10-Q
period 2003-03-31
WOMEN FIRST HEALTHCARE INC
filed 2003-05-15
CIK 1081004

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003,

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-26487

WOMEN FIRST HEALTHCARE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3919601
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12220 El Camino Real, Suite 400, San Diego, California	92130-2019
(Address of Principal Executive Offices)	(Zip Code)

(858) 509-1171

(Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

     As of May 1, 2003, 22,971,417 shares of common stock, par value $.001 per share, were outstanding.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements. To the extent statements in this Quarterly Report involve, without limitation, our expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” The forward-looking statements contained in this Quarterly Report are subject to various risks and uncertainties, including those identified in Part II-Item 5 below under the heading “Factors that May Affect Future Performance” and other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date hereof.

i

WOMEN FIRST HEALTHCARE, INC.

ii

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

WOMEN FIRST HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,858	$9,079
Accounts receivable, net (0% and 2% pledged, respectively)	295	15,860
Inventory	3,924	3,703
Prepaid expenses, samples and other current assets	2,103	3,209

Total current assets	17,180	31,851
Property and equipment, net	777	864
Product rights, net of $5,899 impairment reserve at March 31, 2003	69,088	76,339
Intangible assets, net	2,805	2,813
Notes receivable from officers	225	222
Restricted cash	100	100
Debt issuance costs	1,318	1,503
Other assets	3,726	3,545

Total assets	$95,219	$117,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,092	$3,509
Payable to related party	—	772
Accrued salaries, payroll taxes and employee benefits	432	651
Other accrued liabilities	1,558	2,778
Reserve for product returns, exchanges, rebates and chargebacks	4,288	2,926
Deferred revenue	4,259	4,204
Restructuring charge	653	—
Current portion of long-term debt	3,081	3,018

Total current liabilities	16,363	17,858
Long-term debt, excluding current portion	40,370	39,839
Senior convertible redeemable preferred stock	14,020	13,682
Stockholders’ equity:
Preferred stock	—	—
Common stock	23	22
Treasury stock	(100)	(100)
Additional paid-in capital	120,501	120,486
Accumulated deficit	(95,958)	(74,550)

Total stockholders’ equity	24,466	45,858

Total liabilities and stockholders’ equity	$95,219	$117,237

See accompanying notes.

WOMEN FIRST HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended March 31,

	2003	2002

Total revenues, net of allowances	$1,395	$9,464

Cost of sales (includes purchases from related party of $142 and $136, respectively)	3,673	2,746
Marketing and sales expenses	8,382	4,676
General and administrative expenses	2,084	1,352
Regulatory, research and development expenses	144	123
Restructuring charges	653	—
Impairment of product rights	5,899	—

Total costs and operating expenses	20,835	8,897

Income (loss) from operations	(19,440)	567
Interest and other income	21	22
Interest expense	(1,651)	(346)

Net income (loss)	(21,070)	243
Accretion of stated value of convertible preferred stock	(337)	—

Net income (loss) available to common stockholders	$(21,407)	$243

Net income (loss) per share available to common stockholders (basic and diluted)	$(0.93)	$0.01

Weighted average shares used in computing net income (loss) per share:
Basic	22,960	22,637

Diluted	22,960	23,973

See accompanying notes.

WOMEN FIRST HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three months ended March 31,

	2003	2002

Operating activities
Net income (loss)	$(21,070)	$243
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Reserves for product returns, exchanges, rebates and chargebacks	2,401	908
Reserves for excess and dated inventory	440	—
Depreciation and amortization	199	202
Amortization of product rights	1,352	615
Restructuring charge	653	—
Impairment of product rights	5,899	—
Amortization of deferred compensation	—	22
Interest accretion, amortization of original issue discount and financing expenses	784	346
Changes in operating assets and liabilities	11,397	(2,453)

Net cash provided by (used in) operating activities	2,055	(117)
Investing activities
Transfer of manufacturing rights	(206)	(738)
Loans to officers	—	(450)
Purchases of property and equipment and other	(81)	(176)

Net cash used in investing activities	(287)	(1,364)
Financing activities
Financing costs related to senior secured notes	(5)	—
Issuance of common stock	16	434

Net cash provided by financing activities	11	434

Net increase (decrease) in cash and cash equivalents	1,779	(1,047)
Cash and cash equivalents at beginning of the period	9,079	19,378

Cash and cash equivalents at end of the period	$10,858	$18,331

Supplemental cash flow disclosures:
Interest paid on debt (excluding accreted interest)	$770	$—

Supplemental investing and financing activities:
Accretion of stated value of convertible preferred stock	$337	$—

See accompanying notes.

Women First HealthCare, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
March 31, 2003

1. Summary of Significant Accounting Policies

Basis of Presentation

     The financial statements have been prepared on a going concern basis. The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2003, the Company had cash of $10.9 million and working capital of $0.8 million, and an accumulated deficit of $96.0 million. For the year ended December 31, 2002 and the quarter ended March 31, 2003, the Company was not in compliance with covenants related to the senior secured notes. The Company’s ability to fund its operations and debt service during the next twelve-month period is dependent on its ability to establish profitable operations and restructure the senior secured notes, the latter of which was accomplished following the quarter ended March 31, 2003 (see note 8). The Company also intends to reduce expenditures and manage cash more prudently until it has sufficient funding. The Company believes it will be successful in funding its 2003 operations. Based upon the Company’s cash and working capital position at March 31, 2003, its planned changes in operating expenditures and its equity financing completed following the quarter ended March 31, 2003 (see note 8), management believes it will have sufficient cash to fund operations through at least March 31, 2004.

     The accompanying unaudited financial statements of Women First HealthCare, Inc. (the “Company” or “Women First”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, recognition of product rights impairment in note 4 and the restructuring costs described in note 6) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     As used herein, the Company collectively refers to the consolidated entity of Women First HealthCare, Inc. and As We Change, L.L.C.

Reclassifications

     Certain reclassifications were made to the prior period to conform to the current period presentation.

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

Revenue Recognition and Deferral

     The Company recognizes revenue when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products or services has occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. In addition, the Company follows provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition (SAB 101), which sets forth guidelines in the timing of revenue recognition based on factors such as passage of title, installation, payments and customer acceptance.

     The Company defers recognition of revenue if it determines there is excess channel inventory for its products. Excess channel inventory exists if its wholesale customers’ inventory of its products exceeds

Women First HealthCare, Inc.
Notes to Consolidated Financial Statements — Unaudited
March 31, 2003
(Continued)

the Company’s estimates of demand for its products at the retail level, after considering factors such as product shelf-life. The Company determines whether excess channel inventory exists based on an analysis of the amount of each product in the channel inventory and prescription activity and trends. The Company obtains information for this analysis by purchasing data from nationally recognized providers of this information. In addition, the Company obtains inventory information from certain key customers in order to provide more detailed information regarding the channel inventory at specific customer locations. The Company defers sales, net of the related product cost it pays to its suppliers, associated with the estimated excess channel inventory. Judgment is required in estimating the amounts of excess channel inventory. As of March 31, 2003, the Company had deferred revenue of $4.3 million which is included in the accompanying Consolidated Balance Sheets. The deferral of revenue arose from slower than anticipated prescription growth for the Company’s products. The actual amounts could be different from the estimates and differences are accounted for in the period in which they become known.

Comprehensive Income

     For the periods presented in the accompanying financial statements, the Company has no items for which comprehensive income (loss) would materially differ from the reported net income (loss).

Net Income (Loss) Per Share

     Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share includes common stock equivalent shares, comprised of shares of common stock issuable upon the exercise of stock options, warrants and conversion of preferred stock and a note payable, if dilutive. There were 6.9 million potentially dilutive common shares at March 31, 2003 (none of which were dilutive at March 31, 2003). Common stock equivalents are not included in the calculation of diluted net loss per share, as their impact would be anti-dilutive.

     Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Weighted average common shares outstanding used in calculating basic per share amounts	22,960	22,637
Net effect of dilutive common share equivalents using the treasury stock method	—	1,336

Shares used in calculating diluted per share amounts	22,960	23,973

Stock-Based Compensation

     The Company accounts for stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations which requires the Company to recognize compensation expense on the grant date if the current market price of the stock exceeds the exercise price.

Women First HealthCare, Inc.
Notes to Consolidated Financial Statements — Unaudited
March 31, 2003
(Continued)

     Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended in December 2002 by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148), together establish the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. SFAS 123 and SFAS 148 permit companies to elect to continue using the intrinsic value accounting method specified in APB No. 25 to account for stock-based compensation related to option grants to employees. The Company has elected to retain the intrinsic value based method for such grants. Options or stock awards issued to non-employees have been determined in accordance with SFAS 123, SFAS 148 and Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (EITF 96-18). Deferred charges for options granted to non-employees are periodically remeasured as the options vest.

     The following table discloses the pro-forma net loss if the fair value method of accounting for stock-based employee compensation cost been applied to all awards. The fair value for these options was estimated at the date of grant using the Black-Scholes method for options pricing.

	Three Months ended March 31,

	2003	2002

	(in thousands, except per share data)

Net income (loss) available to common stockholders, as reported	$(21,407)	$243
Stock-based compensation using the fair value method	(2,751)	(1,539)

Pro-forma net loss available to common stockholders	$(24,158)	$(1,296)

Net income (loss) per share available to common stockholders (basic and diluted), as reported	$(.93)	$.01
Effect of stock-based compensation using the fair value method	(.12)	(.07)

Pro-forma net loss per share available to common stockholders (basic and diluted)	$(1.05)	$(0.06)

     The Black-Scholes option-pricing model was used in the fair value method with the following assumptions:

	Three Months ended March 31,

	2003	2002

Risk-free interest rate	1.1%	1.8%
Dividend yield	0%	0%
Volatility factor	147%	362%
Weighted-average expected life of the options	5 years	5 years

     For purposes of the adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The weighted-average fair value of options granted during the three months ended March 31, 2003 and 2002 were $1.05 and $10.10, respectively.

Women First HealthCare, Inc.
Notes to Consolidated Financial Statements — Unaudited
March 31, 2003
(Continued)

2. Accounts Receivable

     Accounts receivable consist of the following:

	March 31, 2003	December 31, 2002

	(in thousands)
Trade receivables	$773	$16,362
Allowance for doubtful accounts and cash discounts	(478)	(502)

	$295	$15,860

3. Inventory

     Inventory, which is primarily finished goods, consists of the following:

	March 31, 2003	December 31, 2003

	(in thousands)
Pharmaceutical products	$5,757	$4,933
Self-care products	918	685

	6,675	5,618
Reserves for excess and dated inventory	(2,751)	(1,915)

	$3,924	$3,703

4. Product Rights

     The Company amortizes acquired rights for pharmaceutical products over the estimated economic useful life of 15 years. The useful life is based on the estimated marketability and future sales volume, which are dependent on a variety of factors, including the introduction of new products by competitors and continued use of existing product.

     In accordance with Financial Accounting Standards Board 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company reviews the long-lived assets, including product rights, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured and recognized if the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset were determined to be impaired, an impairment loss would be recorded to write-down the carrying value of the asset to fair value by using quoted market prices when available. When a quoted market price is not available, an estimated fair value would be determined through other valuation techniques. The Company has used projected cash flows discounted to reflect the expected technical, commercial, competitive and other factors related to acquired technologies or products, and comparisons to similar asset sales and valuations by others, to estimate the fair value of the intangible assets.

     The Company has previously announced plans to consider divesting the product rights to pharmaceutical products that are non-strategic and do not relate to the core mission of improving the health and well-being of midlife women. The Company recorded an impairment charge of $5.9 million during the quarter ended March 31, 2003 related to these product rights. This amount is subject to change based on the final sale, if any, of the products.

Women First HealthCare, Inc.
Notes to Consolidated Financial Statements — Unaudited
March 31, 2003
(Continued)

5. Reserves for Product Returns, Exchanges, Rebates and Chargebacks

     The Company continuously monitors the quantity of its products in the distribution channel and the demand for its pharmaceutical products through the number of prescriptions written. The Company purchases data regarding quantities in the distribution channel and prescription activity from nationally recognized providers of this information. In addition, the Company obtains inventory information from certain key customers in order to gather more detailed information regarding the channel inventory at specific customer locations. The Company will generally accept for credit or exchange pharmaceutical products that have become unusable due to passage of the expiration date, drug recall or discontinuance. The Company establishes reserves for these credits and exchanges at the time of sale. Reserves were recorded that reduced reported net revenue by $2.4 million and $1.1 million in the three months ended March 31, 2003 and 2002, respectively. Actual returns, exchanges, chargebacks and rebates incurred during these periods were $1.0 million and $0.5 million, respectively.

6. Restructuring Charges

     In March 2003, the Company announced restructuring plans in order to improve its operating results and terminated 56 employees (35% of its work force), consisting primarily of sales and marketing personnel in the pharmaceutical division. Under the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company accrued approximately $0.7 million in costs relating to this restructuring in the first quarter of 2003. The costs consist of severance pay and related benefits of $0.3 million (paid in April 2003) and an estimated $0.4 million in equipment and early termination fees on leases for vehicles used by terminated employees. The Company expects that restructuring activities will be completed by the end of the second quarter of 2003. The following table reflects the Company’s provision for restructuring costs at March 31, 2003:

	Severance Costs		Cost of
	for Involuntary	Administration	Terminating Leases
	Employee	of	on Autos and
	Terminations	Termination	Equipment	Total

(in thousands)
Balance at December 31, 2002	$—	$—	$—	$—
Reserve established	252	21	380	653
Utilization of reserves	—	—	—	—

Balance at March 31, 2003	$252	$21	$380	$653

7. Segment and Significant Customer Disclosures

     As of March 31, 2003, the Company operated in two segments: (i) pharmaceutical, which markets and sells pharmaceutical products and (ii) consumer, which markets and sells self-care products. The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately because they perform different services utilizing different and distinct operations.

     Information as to the segment operations is set forth below based on the nature of the products and services offered. The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income or loss, defined as income or loss before other income/expense. Operating income or loss by segment does not include corporate overhead allocations. Transactions between segments are not significant. Each segment generates revenues primarily in the

Women First HealthCare, Inc.
Notes to Consolidated Financial Statements — Unaudited
March 31, 2003
(Continued)

United States, and revenue from foreign sources is not significant. The accounting policies of the business segments are the same as those described in the summary of accounting policies (Note 1). All significant non-cash items in the three months ended March 31, 2003 and March 31, 2002 relate to the pharmaceutical division and are shown in the accompanying Statement of Cash Flows.

	Three Months ended March 31, 2003

	(in thousands)

	Pharmaceutical	Consumer	Corporate	Consolidated

Revenues, net of allowances	$(1,244)	$2,639	$—	$1,395
Cost of goods	2,482	1,191	—	3,673
Operating expenses	13,916	1,516	1,730	17,162

Operating loss	(17,642)	(68)	(1,730)	(19,440)
Interest and other income	—	—	21	21
Interest expense	—	—	(1,651)	(1,651)

Net loss	$(17,642)	$(68)	$(3,360)	$(21,070)

Depreciation and amortization	$1,533	$18	$—	$1,551
Segment assets	78,250	4,569	12,400	95,219
Expenditures for segment assets	206	81	—	287

	Three Months ended March 31, 2002

	(in thousands)

	Pharmaceutical	Consumer	Corporate	Consolidated

Revenues, net of allowances	$7,434	$2,030	$—	$9,464
Cost of goods	1,923	823	—	2,746
Operating expenses	3,839	1,167	1,145	6,151

Operating income (loss)	1,672	40	(1,145)	567
Interest and other income	—	—	22	22
Interest expense	—	—	(346)	(346)

Net income (loss)	$1,672	$40	$(1,469)	$243

Depreciation and amortization	$767	$50	$—	$817
Segment assets	47,472	3,824	18,547	69,843
Expenditures for segment assets	1,314	50	—	1,364

     During the three-month period ended March 31, 2003, no one customer accounted for sales in excess of 10% of total net revenues. Sales to one customer represented 34% of net product revenue in the pharmaceutical division during the three-month period ended March 31, 2002.

8.  Subsequent Events

     The Company’s operating results caused it to fall out of compliance with the financial covenants in its senior secured notes, which required the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, a minimum fixed charge coverage ratio, a minimum net worth measured as of December 31, 2002 and March 31, 2003 and to limit its capital expenditures during 2002. In May 2003, the Company completed agreements to obtain waivers of these past defaults under its senior secured notes and restructured the terms of both its senior secured notes and its convertible redeemable preferred stock. The restructured agreements entered into with the holders of the senior secured notes and convertible redeemable preferred stock provide for the following:

•	the financial covenants governing the senior secured notes include only requirements for minimum cash revenue, maximum cash expenditures and minimum cash balances through December 31, 2004. Beginning in 2005, the Company will be subject to financial covenants setting a maximum ratio of net debt (defined as total indebtedness minus cash and cash equivalents) to earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum ratio of EBITDA to cash interest expense;

•	in addition to the Vaniqa® Cream assets that the Company has already pledged to secure its performance under the senior secured notes, the Company has granted the note holders an additional security interest in all of its other unencumbered assets, other than its rights to EsclimTM;

•	the Company granted warrants to purchase 2.0 million shares of common stock at $0.63 per share to the holders of the senior secured notes. Warrants to purchase 1.7 million shares of the Company’s common stock at $5.50 per share previously issued to the note holders have been cancelled;

•	net proceeds from future asset sales and the license and sale of international rights to Vaniqa® Cream, if any, will be apportioned among the holders of the convertible redeemable preferred stock and the holders of the senior secured notes and the Company according to a pre-determined formula; and

•	the Company exchanged shares of a new series of convertible redeemable preferred stock for the same number of shares of series of convertible redeemable preferred stock previously issued. The new series of convertible redeemable preferred stock has the same terms as the prior series, except that it requires proceeds of specified asset sales to be used to redeem the shares of convertible redeemable preferred stock and grants to the Company the right to redeem the convertible redeemable preferred stock at the Company’s option at a premium equal to 108% of accreted stated value of the convertible redeemable preferred stock through November 30 2003, at which time the redemption premium will increase based on a formula that takes into account the number of shares redeemed before November 30, 2003. Under the terms of the prior series of convertible redeemable preferred stock, the Company would have had the option to redeem the preferred stock only if the trading price of the Company’s common stock exceeded three times the $6.35 conversion price for 30 consecutive trading days.

     Any future default by the Company under the senior secured notes will allow the note holders to accelerate the Company’s indebtedness under the senior secured notes.

     Also in May 2003 and concurrent with the restructuring of the Company’s senior secured notes and convertible redeemable stock, the Company received $2.5 million of new capital through a private placement of its common stock. Under a common stock purchase agreement, the private placement investors, led by Edward F. Calesa, the Company’s Chairman of the Board, President and Chief Executive Officer, purchased $2.5 million of the Company’s common stock at a price of $0.71 per share, the average price from March 20, 2003 through April 24, 2003. April 24, 2003 was the trading day prior to the date initially targeted for closing the restructuring and the private placement. Under the agreement, Mr. Calesa invested $1.0 million and Richard L. Rubin, one of the Company’s directors, invested $50,000. The Company has agreed to register the shares of common stock issued in the private placement with the Securities and Exchange Commission to permit the resale of the shares by the private placement investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below in “Part II — Item 5: Other Information — Factors That May Affect Future Performance.” We undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date hereof.

Overview

     Women First is a specialty pharmaceutical company dedicated to improving the health and well-being of midlife women. Our mission is to help midlife women make informed choices about their physical and emotional health and to provide pharmaceutical products and self-care products to help these women improve the quality of their lives. We market these products in the United States through a number of channels, including our dedicated sales force, our contract sales dermatology force, our direct-to-consumer marketing programs through our Internet sites, womenfirst.com, aswechange.com and vaniqa.com, and through our As We Change® national mail order catalog.

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

     Pharmaceutical Products — Non-Strategic

     In March 2003, we announced plans to consider the sale of product rights to those pharmaceutical products that are non-strategic and do not relate to our core mission of improving the health and well-being of midlife women. As of March 31, 2003, we considered the following pharmaceutical products to be non-strategic:

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

Results of Operations

     We have incurred significant losses since we were founded in November 1996, accumulating a deficit of $96.0 million through March 31, 2003. We have not achieved profitability in any complete fiscal year since our inception. Small, relatively new companies such as ours frequently encounter problems, delays and expenses that may be beyond our control. These include, but are not limited to, unanticipated problems and additional costs related to marketing, competition, manufacturing and product acquisitions and development.

Three Months Ended March 31, 2003 and 2002

     Revenues, net of allowances. Revenues, net of allowances are derived from our two segments, pharmaceutical and consumer. As shown in the following table, net revenues in the first three months of 2003 were $1.4 million, an 85.3% decrease compared to the $9.5 million of net revenues in the first quarter of 2002.

	Three Months Ended March 31,

	2003			2002

	Gross		Net	Gross		Net
	Revenues	Reserves	Revenues	Revenues	Reserves	Revenues

	(in thousands)
Pharmaceutical revenues:
Women’s health:
EsclimTM	$361	$(701)	$(340)	$2,330	$(367)	$1,963
Ortho-Est® Tablets	241	(437)	(196)	1,719	(178)	1,541

	602	(1,138)	(536)	4,049	(545)	3,504
Skin care:
Vaniqa® Cream	—	(358)	(358)	—	—	—
Non-strategic:
Midrin®	156	(280)	(124)	1,789	(130)	1,659
BactrimTM	160	(304)	(144)	1,699	(306)	1,393
Equagesic®	78	(150)	(72)	740	(74)	666
Synalgos®	133	(171)	(38)	228	(23)	205

	527	(905)	(378)	4,456	(533)	3,923
Other	28	—	28	7	—	7

Net pharmaceutical revenues	1,157	(2,401)	(1,244)	8,512	(1,078)	7,434
Consumer — self-care products	2,639	—	2,639	2,030	—	2,030

Total	$3,796	$(2,401)	$1,395	$10,542	$(1,078)	$9,464

     Gross pharmaceutical revenues for the first quarter of 2003 decreased 86.4% from the first quarter of 2002. Because of slower than anticipated prescription growth for our products during the fourth quarter of 2002 and the first quarter of 2003, the quantities of our products in the distribution channels were sufficient to meet prescription demands during the first quarter of 2003 without our major wholesale customers purchasing additional inventory from us. We anticipate that there will be sufficient supply of our products in the distribution channels through at least the second quarter. We expect gross pharmaceutical revenues to be less in the second quarter of 2003 than they were in the same quarter of 2002.

     As described below under the heading “Critical Accounting Policies,” in arriving at net revenues, we deduct reserves for product returns, exchanges, rebates and chargebacks. During the first quarter of 2003, such reserves were greater than gross revenues because the continuing slower than anticipated prescription growth caused us to increase our estimate of product that may be returned to us due to expired dating. In addition, although we establish reserves for estimated rebates at the time we recognize the product sales, actual prescription activity, which is the basis for paying many of these rebates, can vary considerably and require adjustments to rebate charges against revenues. This can have a significant impact on revenues reported in a subsequent period. We also increased our estimated provision for rebates due to modifications in certain rebate agreements effective January 1, 2003. We made $0.9 million of provisions and adjustments to rebates in the first quarter of 2003, which reduced net revenue.

     Consumer revenues from self-care products were 30.0% higher during the first quarter of 2003 than in the first quarter of 2002 due to increased circulation of our catalog, an increase in the number of products we offer for sale in our catalog and higher Internet sales.

     Cost of Sales. Cost of sales consists primarily of amounts we pay to suppliers for products, distribution costs, royalties, amortization of product rights and reserves for excess, dated and obsolete inventory. As shown in the table below, cost of sales for the first quarter of 2003 was $3.7 million, or 96.8% of gross revenues compared to $2.7 million, or 26.0% of gross revenues in the first quarter of 2002.

	Three Months Ended March 31,

		% Of		% Of
	2003	Gross Revenues	2002	Gross Revenues

	(dollars in thousands)
Pharmaceutical:
Amounts paid to suppliers for products	$490	42.4%	$806	9.5%
Distribution costs	110	9.5%	216	2.5%
Royalties	51	4.4%	290	3.4%
Amortization of product rights	1,391	120.2%	615	7.2%
Reserves for excess, dated and impaired inventory	440	38.0%	—	0.0%

Total pharmaceutical	2,482	214.5%	1,927	22.6%
Consumer:
Amounts paid to suppliers for products	951	36.0%	659	32.5%
Distribution costs	240	9.1%	160	7.9%

Total consumer	1,191	45.1%	819	40.3%

	$3,673	96.8%	$2,746	26.0%

     In the pharmaceutical division, two of the major components of cost of sales, amortization of product rights and reserves for excess, dated and impaired inventory, do not bear a direct correlation to the revenues reported in a given quarter. The amortization of product rights is spread out evenly over the life of the products. The increase in amortization in the first quarter of 2003 was due to $0.7 million in amortization of the product rights associated with Vaniqa® Cream. There was no amortization for this product in the first quarter of 2002 because it was not acquired until June 2002. The first quarter of 2003 also included $0.4 million related to reserves for excess, dated and impaired inventory which arose from slower that anticipated prescription growth; there were no such reserves in the first quarter of 2002. Reserves for excess inventory are based on an analysis of expected future sales that may occur before the inventory on hand or under a firm commitment will expire. The three other components of cost of sales for the pharmaceutical division should vary each quarter as a percent of gross revenues. The amounts paid to suppliers was a higher percent of gross revenues in the first quarter of 2003 for two reasons. First, $0.2 million was paid to the supplier of Synalgos® to scrap work in process because we felt that the inventory on hand was sufficient to meet current demand. Second, we significantly discounted a sale of Ortho-Est® to a wholesaler in South Africa. Distribution costs in the first quarter of 2003 represented a larger percent of gross revenues than they did in the first quarter of 2002 because certain expenses charged by our outside distribution and storage provider are fixed and not based on quantities sold. In addition, the variable distribution expense is a lower percentage of revenues when revenues are at higher levels.

     Cost of sales as a percent of gross sales in the consumer division increased 4.8% because our product mix in the first quarter of 2003 included more apparel, which have a lower margin than our other self-care products.

     Marketing and Sales Expenses. Marketing and sales expenses of $8.4 million in the three month period ended March 31, 2003 were $3.7 million higher than the corresponding period ended March 31, 2002. During the second half of 2002 we had significant increases in expenses associated with the launch of our Vaniqa® Cream and Synalgos®-DC painpak products, which continued in the first quarter of 2003. Marketing and sales expenses directly attributable to these programs were $1.3 million and $0.5 million, respectively, during the three months ended March 31, 2003, and zero in the first three months of 2002. We also increased our promotional efforts for Esclim™ by $0.3 million during the first three months of 2003 compared to the same period in 2002. In addition, we wrote-off excess samples of $0.5 million. Other expense increases during the first quarter of 2003 included co-promotion programs with our major customers of $0.4 million, market research, primarily for Vaniqa® Cream of $0.2 million, and $0.3 million in salaries and benefits associated with the increase in the sales force effort. Marketing and sales expenses were higher in the consumer division largely because of increased costs associated with the wider circulation of our catalog and the increased number of pages to support the increase in the number of products we offer.

     General and Administrative Expenses. The $0.7 million increase in general and administrative expenses from $1.4 million in the first quarter of 2002 to $2.1 million in the first quarter of 2003 was primarily the result of higher expenses associated with disputes in billing, pending resolution of $0.3 million, higher professional services of $0.3 million (primarily related to increased legal, accounting and audit fees) and $0.1 million of increased insurance fees due to higher premiums associated with our increased product liability coverage and our directors’ and officers’ liability coverage.

     Regulatory, Research and Development Expenses. Regulatory, research and development expenses consist primarily of salaries and regulatory costs associated with our pharmaceutical products. These expenses were approximately the same in the first quarters of 2003 and 2002.

     Restructuring Charges. In March 2003, we announced restructuring plans in order to improve our operating results and terminated 56 employees (35% of our work force), consisting primarily of sales and marketing personnel in the pharmaceutical division. Under the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, we accrued $0.7 million in costs relating to this restructuring in the first quarter of 2003. The costs consist of severance pay and related benefits of $0.3 million (paid in April 2003) and an estimated $0.4 million in equipment and early termination fees on leases for vehicles used by terminated employees (to be paid during the second quarter of 2003).

     Impairment of Product Rights. We have previously announced plans to consider divesting the product rights to pharmaceutical products that are non-strategic and do not relate to our core mission of improving the health and well-being of midlife women. As noted in the section titled “Critical Accounting Policies and Estimates,” we re-evaluate the carrying value of assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Accordingly, we have concluded that an impairment charge of $5.9 million is appropriate. This amount is subject to change based on the final sale, if any, of the products. There was no such charge in the three months ended March 31, 2002.

     Loss from Operations. The loss from operations was $19.4 million for the quarter ended March 31, 2003, compared to a $0.6 million profit for the same period in 2002. The change is the result of a $9.0 million reduction in gross margin and a $11.0 million increase in operating expenses including impairment and restructuring charges. As discussed above, the reduction in gross margin arose primarily from reduced pharmaceutical revenues, higher reserves brought about by slower than anticipated prescription growth for our products and higher costs associated with amortization of product rights. Operating expenses, as discussed above, were greater during the first quarter of 2003 due to a $3.7 million increase in marketing and sales expenses and a $0.7 million increase in general and administrative expenses. Additionally, the first quarter of 2003 included $5.9 million in provisions for impairments to product rights and $0.7 million in restructuring charges.

     Interest and Other Income. Interest and other income was approximately the same in the first quarters of 2003 and 2002.

     Interest Expense. Interest expense increased by $1.3 million from the first quarter of 2002 to the first quarter of 2003 due to interest and amortization of original issue discount on the debt to finance the acquisition of Vaniqa® Cream in June 2002. The cash interest paid in the first quarter of 2003 was $0.8 million; no cash interest was paid in the first quarter of 2002.

     Net Income (Loss). Our net loss for the first quarter of 2003 was $21.1 million compared to a profit of $0.2 million in the first quarter of 2002.

     Accretion of Stated Value of Convertible Redeemable Preferred Stock. For the quarter ended March 31, 2003, we recognized a charge of $0.3 million which represented the amount by which the stated value of the convertible redeemable preferred stock issued to finance the Vaniqa® Cream acquisition accreted in accordance with the terms of the convertible redeemable preferred stock. There was no such charge in the first quarter of 2002, because Vaniqa® Cream was not acquired until June 2002.

     Net Loss Available to Common Stockholders. In the first quarter of 2003, the $21.1 million net loss was increased by $0.3 million for charges related to the convertible redeemable preferred stock issued to finance the acquisition of Vaniqa® Cream, resulting in a net loss available to common stockholders of $21.4 million. In the first quarter of 2002, net income and net income available to common stockholders were identical at $0.2 million.

Segment Reporting

     The results for each of our two segments, pharmaceutical, which markets and sells pharmaceutical products, and consumer, which markets and sells self-care products, for the first quarters of 2003 and 2002 are set forth below. Our reportable segments are strategic business units that offer different products and services. Each is managed separately because they perform different services utilizing different and distinct operations.

	Three Months ended March 31, 2003

	Pharmaceutical	Consumer	Corporate	Consolidated

	(in thousands)

Revenues, net of allowances	$(1,244)	$2,639	$—	$1,395
Cost of goods	2,482	1,191	—	3,673
Operating and other expenses	13,916	1,516	1,730	17,162

Operating loss	(17,642)	(68)	(1,730)	(19,440)
Interest and other income	—	—	21	21
Interest expense	—	—	(1,651)	(1,651)

Net loss	$(17,642)	$(68)	$(3,360)	$(21,070)

	Three Months ended March 31, 2002

	Pharmaceutical	Consumer	Corporate	Consolidated

	(in thousands)

Revenues, net of allowances	$7,434	$2,030	$—	$9,464
Cost of goods	1,923	823	—	2,746
Operating expenses	3,839	1,167	1,145	6,151

Operating income (loss)	1,672	40	(1,145)	567
Interest and other income	—	—	22	22
Interest expense	—	—	(346)	(346)

Net income (loss)	$1,672	$40	$(1,469)	$243

     A discussion of the variances between the quarters for each line item is discussed above.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those relating to revenue recognition. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

     We recognize revenue when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products or services has occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. In addition, we follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition (SAB 101), which sets forth guidelines in the timing of revenue recognition based on factors such as passage of title, installation, payments and customer acceptance.

Deferral of Revenue

     We defer recognition of revenue if we determine that there is excess channel inventory for our products. Excess channel inventory exists if our wholesale customers’ inventory of our products exceeds our estimates of demand for our products at the retail level, after considering factors such as product shelf-life. Our pharmaceutical products have expiration dates that range from 18 to 60 months from date of manufacture. We determine whether excess channel inventory exists based on an analysis of the amount of each product in the channel inventory and prescription activity and trends. We obtain information for this analysis by purchasing data from nationally recognized providers of this information. In addition, we obtain inventory information from key customers in order to provide more detailed information regarding the channel inventory at specific customer locations. We defer sales, net of the related product cost we pay to our suppliers, associated with our estimated excess channel inventory. The deferral of revenue arose from slower than anticipated prescription growth for our products during the fourth quarter of 2002 and the first quarter of 2003. Judgment is required in estimating the amount of excess channel inventory. The actual amounts could be different from the estimates and differences are accounted for in the period in which they become known.

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

     In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), we review the long-lived assets, including product rights, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured and recognized if the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset were determined to be impaired, an impairment loss would be recorded to write-down the carrying value of the asset to fair value by using quoted market prices when available. When a quoted market price is not available, an estimated fair value would be determined through other valuation techniques. We have used projected cash flows discounted to reflect the expected technical, commercial, competitive and other factors related to acquired technologies or products, and comparisons to similar asset sales and valuations by others, to estimate the fair value of our intangible assets.

     We have previously announced plans to consider divesting the product rights to pharmaceutical products that are non-strategic and do not relate to our core mission of improving the health and well-being of midlife women. Accordingly, we recorded an impairment charge of $5.9 million during the quarter ended March 31, 2003 related to these product rights. There was no such charge in the three months ending March 31, 2002.

Goodwill and Other Intangible Assets

     In 2002, we adopted Statement of Financial Accounting Standard 142, Goodwill and Other Intangible Assets (SFAS 142). Under these rules, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As of March 31, 2003, we had goodwill and intangible assets valued at approximately $2.7 million, net of accumulated amortization, primarily associated with our acquisition of As We Change. During the second quarter of 2002, we performed the first of the required impairment tests of goodwill and indefinite lived intangible assets at December 31, 2001 to determine if a transition impairment charge should be recognized under SFAS 142. The tests showed that no impairment charge should be recognized. Absent any other indicators of impairment, we will hereafter at least annually test for impairment.

Stock-Based Compensation

     We account for stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations which recognizes compensation expense on the grant date if the current market price of the stock exceeds the exercise price.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended in December 2002 by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148), together establish the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. SFAS 123 and SFAS 148 permit companies to elect to continue using the intrinsic value accounting method specified in APB 25 to account for stock-based compensation related to option grants to employees. We have elected to retain the intrinsic value based method for such grants. Options or stock awards issued to non-employees have been determined in accordance with SFAS 123, SFAS 148 and Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (EITF 96-18). Deferred charges for options granted to non-employees are periodically remeasured as the options vest.

     We record deferred compensation for the difference between the exercise price of stock options granted and the deemed fair value for financial statement presentation purposes of our common stock at the date of grant. The deferred compensation is amortized over the vesting period of the related options, which is generally four years.

Factors Affecting Results of Operations

     We incurred net losses of $4.0 million, $3.4 million and $22.6 million in the years ended December 31, 2002, 2001 and 2000, respectively, and a net loss of $21.1 million in the first quarter of 2003. To a large extent, our revenue is dependent on our ability to pull pharmaceutical products through the inventory channel to the retail level. Many of our expenses are fixed, especially in the short term. Therefore, our results of operations have varied during our short operating history and we expect that they will continue to fluctuate, perhaps significantly, in the future. In addition, other factors may cause fluctuations in our revenue and in the results of operations in the future, including the following:

•	the success or failure of our national account team in distributing our current product line,

•	market acceptability of our products,

•	the success or failure of our dedicated sales force and our contract sales dermatology force in generating prescriptions for the products we offer,

•	excessive and unexpected generic competition to the products we offer,

•	manufacturing problems that limit our ability to acquire salable product on time and at reasonable terms,

•	earlier than expected termination of our supply and/or license agreements,

•	our ability to acquire new products,

•	legislative changes that affect our products and the way we market them and our ability to comply with new or existing regulations,

•	the amount and timing of expenditures for the expansion of our operations,

•	financing charges,

•	research studies and news reports concerning the safety or efficacy of our products or similar products,

•	competitive products and/or companies that target our market niche and are successful in reaching our market,

•	changes in the competitive environment that could cause us to change our pricing or marketing strategy,

•	the timing and amount of possible future write-downs or write-offs of product rights and other long-lived assets as well as write-offs of impaired goodwill and indefinite lived intangible assets,

•	return of dated inventory from our customers that exceed the reserves we have established, and

•	changes in the economic and market environment generally or in the health care industry.

     To the extent that our revenue does not cover our expenses, we may be unable to reduce spending commitments in a timely manner to compensate for any unexpected revenue shortfall and may experience unanticipated losses. As a result of these factors, our operating results in one or more future periods may fail to meet the expectations of investors.

Liquidity and Capital Resources

     As of March 31, 2003, cash and cash equivalents were $10.9 million compared to $9.1 million as of December 31, 2002.

     Since inception of our operations in 1997, we have had the following primary sources of funds: (1) $132.8 million in net revenues from product sales and services, (2) $122.0 million from offerings of common and preferred stock and (3) $47.6 million from debt to finance the acquisition of the rights to market the pharmaceutical products we sell. In addition to operating expenses, funding working capital requirements and debt service, our primary use of funds has been to obtain the rights to market and distribute pharmaceutical products and to fund capital expenditures. We have no current plans to acquire additional pharmaceutical products.

     Net cash provided from operating activities in the first quarter of 2003 was $2.1 million and resulted from the negative effects of the net loss of $21.1 million, offset by $11.2 million of non-cash items included in the net loss (primarily the impairment of product rights, reserves and the amortization of product rights), and a $11.9 million decrease in net operating assets and liabilities (primarily accounts receivable). Net cash used in operating activities was $0.1 million for the first quarter of 2002.

     Net cash used in investing activities was $0.3 million and $1.4 million for the quarters ending March 31, 2003 and 2002, respectively. Investing activities for 2003 consisted of $0.2 million related to the transfer of manufacturing rights to produce Ortho-Est® Tablets and purchases of property and equipment of $0.1 million. Investing activities for the first quarter of 2002 included $0.7 million related to the transfer of manufacturing rights to produce Bactrim™ and Ortho-Est® Tablets, $0.5 million in loans to two of our officers and purchases of property and equipment of $0.2 million.

     Net cash provided by financing activities was minimal in the first quarter of 2003. In the first quarter of 2002, $0.4 million was provided from the proceeds of stock options exercised.

     The senior secured notes prohibit additional indebtedness, subject to exceptions, and contain a variety of financial and other covenants. Our recent operating results caused us to fall out of compliance with the financial covenants in the senior secured notes, which required us to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, a minimum fixed charge coverage ratio, a minimum net worth measured as of December 31, 2002 and March 31, 2003 and to limit our capital expenditures during 2002. In May 2003, we completed agreements to obtain waivers of these past defaults under our senior secured notes and restructured the terms of both our senior secured notes and our convertible redeemable preferred stock. The restructured agreements entered into with the holders of the senior secured notes and convertible redeemable preferred stock provide for the following:

•	the financial covenants governing the senior secured notes include only requirements for minimum cash revenue, maximum cash expenditures and minimum cash balances through December 31, 2004. Beginning in 2005, we will be subject to financial covenants setting a maximum ratio of net debt (defined as total indebtedness minus cash and cash equivalents) to earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum ratio of EBITDA to cash interest expense;

•	in addition to the Vaniqa® Cream assets that we have already pledged to secure our performance under the senior secured notes, we have granted the note holders an additional security interest in all of our other unencumbered assets, other than our rights to Esclim™;

•	we granted warrants to purchase 2.0 million shares of common stock at $0.63 per share to the holders of the senior secured notes. Warrants to purchase 1.7 million shares of our common stock at $5.50 per share previously issued to the note holders have been canceled;

•	net proceeds from future asset sales and the license and sale of international rights to Vaniqa® Cream, if any, will be apportioned among us, the holders of the senior secured notes and the holders of the convertible redeemable preferred stock according to a pre-determined formula; and

•	we exchanged shares of a new series of convertible redeemable preferred stock for the same number of shares of series of convertible redeemable preferred stock previously issued. The new series of convertible redeemable preferred stock has the same terms as the prior series, except that it requires proceeds of specified asset sales to be used to redeem the shares of convertible redeemable preferred stock and grants us the right to redeem the convertible redeemable preferred stock at our option at a premium equal to 108% of accreted stated value of the convertible redeemable preferred stock through November 30, 2003, at which time the redemption premium will increase based on a formula that takes into account the number of shares redeemed before November 30, 2003. Under the terms of the prior series of convertible redeemable preferred stock, we would have had the option to redeem the preferred stock only if the trading price of our common stock exceeded three times the $6.35 conversion price for 30 consecutive trading days.

     Any future default by us under the senior secured notes will allow the note holders to accelerate our indebtedness under the senior secured notes.

     Also in May 2003 and concurrent with the restructuring of our senior secured notes and convertible redeemable preferred stock, we received $2.5 million of new capital through a private placement of our common stock. Under a common stock purchase agreement, the private placement investors, led by Edward F. Calesa, our chairman, president and chief executive officer, purchased $2.5 million of our common stock at a price of $0.71 per share, the average price from March 20, 2003 through April 24, 2003. April 24, 2003 was the trading day prior to the date initially targeted for closing the restructuring and the private placement. Under the agreement, Mr. Calesa invested $1.0 million and Richard L. Rubin, one of our directors, invested $50,000. We have agreed to register the shares of common stock issued in the private placement with the Securities and Exchange Commission to permit the resale of the shares by the private placement investors.

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

     We believe that based on our current performance and future plans, our existing cash balances and funds raised through the private placement discussed above, we will have sufficient cash to fund our operations, make planned capital expenditures and meet our debt service commitments through March 31, 2004. We have announced our intention to sell our non-strategic assets — Bactrim™, Midrin®, Equagesic® and Synalgos®. Proceeds from these sales will be used to pay down the associated debt (in the case of Midrin®, Equagesic® and Synalgos®) with a specified portion of remaining proceeds, if any, to be used to retire or redeem the convertible redeemable preferred stock and senior secured notes and a specified portion of the remaining proceeds, if any, available to us to fund operations. In addition, we will seek to license and/or sell our international rights to Vaniqa® Cream, using a specified portion of the proceeds to retire or redeem the convertible redeemable preferred stock and senior secured notes and a specified portion of the remaining proceeds, if any, available to us to fund operations. If cash generated by operations, new capital and through the sale of non-strategic assets and sale or licensing of the international rights to Vaniqa® Cream international is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We may not be able to raise any such capital, if needed, on terms acceptable to us or at all. The extent of our needs for additional liquidity will depend on our future operating performance, which is itself dependent on a number of factors, many of which we cannot control, including prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting our business and operations.

     The following table highlights our contractual and commercial obligations as of March 31, 2003 and when they are due:

		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years

	(In thousands)
Long term debt	$42,250	$—	$31,250	$11,000	—
Short term debt	3,250	3,250	—	—	—
Inventory commitments	799	799	—	—	—
Third-party sales agreement	6,192	2,192	4,000	—	—
Operating lease obligations	1,234	534	692	8	—

Total contractual obligations	$53,725	$6,775	$35,942	$11,008	$—

     We pay royalties to Laboratoires Fournier and Élan Pharma International Ltd. based on the net sales of Esclim™ and Midrin®, respectively. There are no minimum royalty payments. Future royalty payments are excluded from the above table because the amounts paid will depend on future net sales.

     We have a number of chargeback and rebate agreements with different terms. We provide rebates in the form of chargebacks to our wholesalers or retailers for reimbursements of discounts they have offered their customers. We reimburse states for their payments of customer rebates to consumers for use of our products. We pay rebates to certain marketing organizations that demonstrate they have generated sales of our products. These agreements vary considerably and are dependent on the sales levels generated through various channels. Estimates of future rebates are excluded from the above table because the amounts paid will vary, depending on net sales and consumer purchases of our products.

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

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As of December 31, 2002 and March 31, 2003, we were in default under our senior secured notes. Our recent financial performance caused us to fall out of compliance with the covenants and other requirements of the senior secured notes, which required, among other things, minimum earnings, minimum fixed charge coverage ratio and minimum net worth measured as of December 31, 2002 and the four quarters then ended and limited capital expenditures during 2002.

     In May 2003, we obtained a waiver of the defaults under the senior secured notes from the note holders by agreeing, among other things, to the restructuring of selected financial covenants in the senior secured notes, pledging additional assets to secure our obligations under the senior secured notes, amending selected terms of our convertible redeemable preferred stock, issuing new warrants to purchase common stock to the holders of the senior secured notes, and obtaining equity financing from an investor group led by Edward F. Calesa, our President, Chief Executive Officer and Chairman of the Board.

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

     We continuously monitor the quantity of our products in the distribution channel and the demand for our pharmaceutical products through the number of prescriptions written. Our pharmaceutical products have expiration dates that range from 18 to 60 months from date of manufacture. We purchase data regarding quantities in the distribution channel and prescription activity from nationally recognized providers of this information. In addition, we obtain inventory information from key customers in order to provide more detailed information regarding the channel inventory at specific customer locations. We will generally accept for credit or exchange pharmaceutical products that have become unusable due to passage of the expiration date, drug recall or discontinuance. We establish reserves for these credits and exchanges at the time of sale. There can be no assurance that we will be able to accurately forecast the reserve requirement that will be needed in the future. Although our estimates are reviewed quarterly for reasonableness, our product return, rebate or chargeback activity could differ significantly from our estimates because our analysis of product shipments, prescription trends and the amount of product in the distribution channel may not be accurate. Judgment is required in estimating these reserves. The actual amounts could be different from the estimates and differences are accounted for in the period in which they become known.

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

     We defer recognition of revenue if we determine that there is excess channel inventory for our products. We determine whether excess channel inventory exists based on an analysis of the amount of each product in the channel inventory and prescription activity and trends. Excess channel inventory exists if our wholesale customers’ inventory of our products exceeds our estimates of demand for our products at the retail level, after considering factors such as product shelf life. In addition, we obtain inventory information from key customers in order to provide more detailed information regarding the channel inventory at specific customer locations. We defer sales, net of the related product cost we pay to our suppliers associated with our estimated excess channel inventory. Therefore, we may be forced to defer product sales to our wholesale customers if we are not able to generate sufficient demand for those products at the retail level. As of March 31, 2003, we had deferred revenue of $4.3 million, which is included in the accompanying consolidated balance sheets. The deferral of revenue arose from slower than anticipated prescription growth for our products during the fourth quarter of 2002 and first quarter of 2003. There can be no certainty that we will be able to recognize this revenue in the future. Judgment is required in estimating the amounts of excess channel inventory. The actual amounts could be different from the estimates and differences are accounted for in the period in which they become known. Our inability to recognize revenue related to excess channel inventory may cause us to fail to meet the expectations of investors and, in turn, cause the price of our common stock to decline.

We believe we will have adequate cash to meet our operating and capital needs through the first quarter of 2004. If our assumptions about cash generation and usage are incorrect, we may be forced to withhold payment to suppliers, debt holders and others and to file for bankruptcy protection, which could diminish completely the value of an investment in our common stock.

     We have estimated the timing and amounts of cash receipts and disbursements during 2003 and the first quarter of 2004 and we believe we will have adequate cash to meet our operating and capital needs through March 31, 2004. However, our assumptions may be wrong. If we are forced to seek bankruptcy protection because of our inability to make required payments, our common stock may become worthless and an investment in our common stock would be lost.

We have been in business a short time and have experienced significant losses since our inception.

     We have incurred significant losses since we were founded in November 1996, accumulating a deficit of $96.0 million through March 31, 2003. We have not achieved profitability in any complete fiscal year since our inception. Small, relatively new companies such as ours frequently encounter problems, delays and expenses that may be beyond their control. These include, but are not limited to, unanticipated problems and additional costs related to marketing, competition, manufacturing and product acquisitions and development. These problems could cause significant losses and/or volatility in our profitability which could adversely affect your investment in our common stock.

We have incurred significant debt obligations and issued other securities that will require us to make debt service and similar payments in the future.

     As of March 31, 2003, we had outstanding debt obligations of $45.5 million, the proceeds of which were used to finance the acquisitions of Midrin®, Equagesic®, Synalgos® and Vaniqa® Cream. We issued an $11.0 million convertible promissory note payable to Élan to acquire the product rights for Midrin®. The note bears interest at 7% and the interest accretes to the principal of the note for the first two years. Beginning in the third quarter of 2003, we are required to make quarterly interest payments in cash. The principal plus unpaid interest under our note to Élan is due in June 2008. We issued a promissory note to Wyeth to acquire the product rights for Equagesic® and Synalgos®, of which $6.5 million remains outstanding. Under our note to Wyeth, we are required to make a cash payment of $3.25 million on each of November 28, 2003 and November 30, 2004.

     In June 2002, we financed the acquisition of Vaniqa® Cream through the issuance of $28.0 million of our senior secured notes and $13.0 million of convertible redeemable preferred stock. We restructured the terms of our senior secured notes in May 2003 and, at the same time, issued a new series of convertible redeemable preferred stock in exchange for the prior series of convertible redeemable preferred stock. The senior secured notes mature in September 2005 and bear interest at the initial rate of 11%, which increases to 12.5% in December 2003, and 13% in June 2004. Interest on the senior secured notes is required to be paid in cash except that we may pay interest amounts in excess of 11% in cash or through the issuance of additional senior secured notes. The convertible redeemable preferred stock had a stated value of $14.1 million as of April 30, 2003, which accretes at a rate of 10%, calculated quarterly, which increases to 11.5% in December 2003 and 12.5% in June 2004. Unless

previously converted, we will be required to redeem the convertible redeemable preferred stock for cash at its accreted stated value plus accreted unpaid dividends, if any, in June 2006.

     We have pledged our Vaniqa® Cream-related assets and all other unencumberd assets except our rights to Esclim™ to secure our obligations under the senior secured notes, and we have granted a second priority security interest in our Vaniqa® Cream related assets to the holders of our convertible redeemable preferred stock. We have also pledged assets related to Midrin®, Equagesic® and Synalgos® as security for the repayment of debt obligations incurred to finance the purchases of those assets. If we fail to make payment on these instruments as required, we may be declared in default and lose our rights to the products that secure their repayment.

Our senior secured notes and convertible redeemable preferred stock contain provisions and requirements that could limit our ability to secure additional financing and respond to changing business and economic conditions.

     The restrictions contained in our senior secured notes and convertible redeemable preferred stock that may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and acquire additional pharmaceutical products. Both our senior secured notes and our convertible redeemable preferred stock restrict our ability to incur additional indebtedness and require us to offer to use proceeds from additional indebtedness or the sale of other securities to repay the senior secured notes and redeem the convertible redeemable preferred stock, subject in each case to limited exceptions. Our senior secured notes, among other things, restrict our ability to create liens, make capital expenditures and sell assets, subject to limited exceptions. In addition, our senior secured notes require us to maintain minimum cash revenues, maximum cash expenditures and minimum cash balances through December 31, 2004. Beginning in 2005, we will be subject to financial covenants setting a maximum ratio of net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum ratio of cash interest expense.

     If we fail to comply with these covenants, the note holders may elect to accelerate our indebtedness under the senior secured notes and foreclose on the collateral pledged to secure our indebtedness under the senior secured notes. In addition, if we fail to comply with the covenants governing our indebtedness, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms that are acceptable to us, or at all.

If our products do not achieve and maintain market acceptance, we will be unable to realize our operating objectives.

     Our estrogen replenishment therapy products may not maintain market acceptance. Esclim™ and our Ortho-Est® Tablets compete in the estrogen replenishment therapy market. Esclim™ accounted for 9.5% and 22.1% of our gross revenues for the quarters ended March 31, 2003 and 2002, respectively. Ortho-Est® Tablets accounted for 6.3% and 16.3% of our gross revenues for the quarters ended March 31, 2003 and 2002, respectively. In a study published in the Journal of the American Medical Association in July 2002, researchers affiliated with the National Cancer Institute reported that women on estrogen replenishment therapy after menopause ran a higher risk of ovarian cancer after ten years of use. This study and others could decrease the demand for our Esclim™ and Ortho-Est® Tablets products. These products also compete with combination estrogen/progestin hormonal replenishment therapy products. In another study published in the Journal of the American Medical Association in July 2002, researchers affiliated with the National Institutes of Health announced that its National Heart, Lung and Blood Institute had stopped the clinical trial of combination estrogen replenishment therapy in healthy menopausal women because of an increased risk of invasive breast cancer, heart attacks, strokes and blood clots. While this study noted no increased risk of breast cancer, heart attacks, strokes or blood clots for women on estrogen replenishment therapy, the perception of such a risk could decrease the demand for our Esclim™ and Ortho-Est® Tablets products and result in litigation from patients who used these products similar to that faced by some manufacturers of estrogen/progestin hormonal replenishment therapy products.

     Other products we have acquired, such as Midrin®, Bactrim™, Equagesic®, Synalgos®, and Vaniqa® Cream, and those products we may acquire in the future, if any, likewise may not achieve or maintain market acceptance. The market acceptance of all of our products will depend on, among other factors:

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

We have announced plans to consider the sale of product rights for those pharmaceutical products that are non-strategic and do not relate to our core mission of improving the health and well being of midlife women. We have taken an impairment charge against these assets at March 31, 2003. We may sell these product rights for less than their adjusted book value, thereby increasing the size of our net loss in 2003.

     Part of our strategy for reaching our objective to become a premier marketer of health care products for midlife women is to focus our energies on those products – pharmaceutical and self-care – that directly target this audience. Other products in our portfolio, Midrin®, Bactrim™, Equagesic® and Synalgos®, do not meet this criteria and we have announced plans to attempt to sell these non-strategic products. In the event we are successful, proceeds we receive after paying off the associated debt in the case of Midrin®, Equagesic®, and Synalgos® will be apportioned among the holders of convertible preferred stock and senior secured notes and the company according to a pre-determined formula. We do not know whether the products will be sold in a group or individually, or at all, but it is possible that we will sell some or all of them at a price less than our book value. A sale of some or all of the products would improve our debt position and may increase our cash position (assuming we sell products for greater than the associated debt). However, selling products below their book value would increase our net loss beyond the loss we have projected for 2003. This may disappoint investors and further depress the price of our common stock and the value of an investment in our common stock.

Our business model requires the development and profitability of our pharmaceutical division and consumer division. If we fail to implement key elements of our business plan, we may not succeed.

     We have embarked on an ambitious plan to provide prescription and non-prescription products to midlife women. As part of our plan, we have acquired rights to specialty pharmaceutical products that we believe are well suited to midlife women. We also may seek to acquire additional product rights in the future. We also offer products through our consumer division. To promote our products, we will seek to persuade obstetricians, gynecologists, dermatologists, nurse practitioners and physicians’ assistants focused on women’s health to prescribe and recommend the products we offer. However, there is a limited market awareness of our company and the products and services we offer. If we do not generate sufficient demand for our current or future products or if general economic conditions cause a drop off in discretionary spending, our business may not succeed and our stockholder’s investments in us may suffer.

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

     We are dependent on single sources of supply for the pharmaceutical products we offer. The following companies are currently our sole suppliers for the indicated products:

•	Pharmaceutics International, Inc. supplies Ortho-Est® Tablets to us under an agreement with a four-year term, expiring in June 2005.

•	Laboratoires Fournier S.A., a French company, acts as our exclusive supplier of Esclim™ under an agreement with a seven-year term, expiring in January 2007.

•	Bristol-Myers Squib Company acts as our exclusive supplier of Vaniqa® Cream under an agreement with a three-year term, expiring in June 2005. We are currently in discussions with Bristol Myers Squibb to extend the term of the manufacturing agreement to June 2007.

•	Mallinckrodt Inc. supplies Midrin® to us pursuant to purchase orders. We do not have a formal agreement with Mallinckrodt concerning the terms of supply of Midrin®.

•	Mutual Pharmaceutical Company, Inc. acts as our exclusive supplier of Bactrim™ under an agreement with a five-year term, expiring in January 2007.

•	Wyeth, as successor to American Home Products Corporation, acts as our exclusive supplier of Equagesic® Tablets and Synalgos®-DC Capsules under an agreement expiring in November 2004.

     In general, our agreements with our suppliers allow either party to terminate the agreement early if the other party is in default of any of its material obligations under the agreement and fails to cure the default after notice. In addition, our supply agreements typically permit either party to terminate the agreement early in the event of the other party’s liquidation, bankruptcy or insolvency or, in the case of our agreement with Fournier concerning Esclim™, if the other party undergoes specified changes of control.

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

     Historically, a limited number of customers has accounted for a significant portion of our total revenues. Four customers, McKesson Drug Operations, QK Healthcare, Inc., Cardinal Health, Inc. and

AmerisouceBergen Corp., each individually accounted for greater than 10% of our total revenues for the year ended December 31, 2002. Together, these customers accounted for approximately 88% and 60% of our total revenues for the years ended December 31, 2002 and 2001, respectively. We have no long-term commitments from these customers or any other customers to purchase products from us. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our revenues. In addition, because these key customers purchase such a relatively large percentage of our products, we may be particularly susceptible to risks of cancellation of product orders or returns of unsold products from these large wholesalers.

We have recently reduced our sales force, and cannot be certain the remaining sales force will continue to achieve desired sales levels.

     In March 2003, we announced that we had not generated sufficient demand to meet our internal projections for prescription growth. As a result, we reduced the size of our sales force by 60% to eliminate those territories that have not been profitable. Our smaller sales force may not be successful in generating sufficient awareness of demand for our products, which could significantly reduce our revenues, harm our financial results and depress the price of our common stock. Further, in those sales territories that we terminated our sales personnel, our competitors may be able to encroach on our business which could also reduce out revenues, harm our financial results and depress the price of our common stock.

In some cases, we rely on third-party sales organizations to promote our products and cannot be sure their efforts will lead to adequate sales of our products.

     For selected products, we hire outside organizations to conduct sales and marketing projects to promote awareness of these products to targeted physicians. In December 2002, we hired Ventiv to market Vaniqa® Cream to dermatologists and in April 2003, Ventiv began marketing Synalgos® to dentists and oral surgeons on a trial basis. As a result of our reliance on third-party sales organizations, some of the variables that may affect our revenues, cash flows and operating results are not exclusively within our control. Third-party sales organizations may not devote adequate attention to the promotion and marketing of our products, which could result in our failure to realize the full sales potential of our products. Even if the third parties that market our products are initially successful, they may not continue to be successful. We may not be able to renew these third-party arrangements successfully in the future, and new outside sales arrangements may not continue to be available on commercially reasonable terms.

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

     We have previously announced plans to consider divesting the product rights to pharmaceutical products that are non-strategic and do not relate to our core mission of improving the health and well-being of midlife women. As noted in the section titled “Critical Accounting Policies and Estimates,” we re-evaluate the carrying value of assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Accordingly, we have concluded that an impairment charge of $5.9 million is appropriate for these products. This amount is subject to change based on the final sale, if any, of the products.

     In addition, under the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, rules, goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests in accordance with the statement. As of March 31, 2003 we had goodwill and intangible assets recorded at approximately $2.7 million, net of accumulated amortization, associated with our acquisition of As We Change. During the second quarter of 2002, we performed the first of the required impairment tests of goodwill and indefinite lived intangible assets to determine if a transition impairment charge should be recognized under SFAS 142. The tests showed that no impairment charge should be recognized. We will test for impairment at least annually.

Our failure to retain the principal members of our management team and sales force or to hire additional qualified employees would adversely affect our ability to implement our business plan.

     Our success depends upon the retention of the principal members of our management, technical and marketing and sales staff. In particular, the loss of the services of Edward F. Calesa, our President, Chief Executive Officer and Chairman of the Board, or other key members of our management team might significantly delay or prevent the achievement of our development and strategic objectives. We have entered into an employment contract with Mr. Calesa. We are the beneficiary of a life insurance policy on the life of Mr. Calesa in the amount of $2.0 million. If Mr. Calesa ceases to serve as our Chief Executive Officer, we may be required to redeem the senior secured notes and convertible redeemable preferred stock. We do not have life insurance policies on the lives of any other members of our management team. In March 2003, we reduced the size of our sales force by 60% to eliminate those territories that have not been profitable. While we have given incentives to the remaining sales force with pay raises and stock options, we cannot be certain that our sales personnel will continue their employment with us, or continue to be productive. If we are unable to retain this smaller group of highly trained sales representatives, demand for our products may be negatively impacted and our revenues may be decline. Our success also depends on our ability to attract additional qualified employees. Our inability to retain our existing personnel or to hire additional qualified employees would have a material adverse effect on our company and an investment in our common stock.

Our management and existing stockholders have substantial control over our voting stock and can make decisions that could adversely affect our business and our stock price.

     As of March 31, 2003, and prior to the private investment made in conjunction with the restructuring of the senior secured notes in May 2003, Edward F. Calesa and his family members jointly beneficially owned approximately 33.5% of our common stock. Also as of the same date and prior to the private placement made in conjunction with the restructuring of the senior secured notes, our present directors and executive officers, their family and affiliates as a group beneficially owned approximately 37.7% of our outstanding common stock. Accordingly, if all or certain of these stockholders were to act together, they would be able to exercise significant influence over or control the election of our board of directors, the management and policies of Women First and the outcome of certain corporate transactions or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

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

     The market price of our common stock declined significantly in March 2003 and may continue to decline in the future. From January 1, 2000 to April 30, 2003, our stock has ranged from a high sales price of $11.84 to a low sales price of $0.44. The market prices and trading volumes for securities of emerging companies, like Women First, historically have been highly volatile and have experienced significant fluctuations both related and unrelated to the operating performance of those companies.

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

     There are several requirements for the continued listing of our common stock on the NASDAQ National Market including, but not limited to, a minimum stock bid price of $1.00 per share. The NASDAQ National Market has adopted a pilot program that allows for a 180 day grace period for compliance with the minimum bid price requirement and an additional 180 day grace period for those NASDAQ National Market issuers able to demonstrate compliance with the core NASDAQ National Market initial listing criteria. On various dates from March 20, 2003 through the date of this report, the bid prices for shares of our common stock on the NASDAQ National Market have been below this minimum threshold of $1.00. Although we believe we are currently in compliance with the other core NASDAQ National Market initial listing criteria, if we are unable to satisfy the $1.00 minimum bid price requirement by the expiration of any grace period, our common stock may be subject to delisting by NASDAQ, which would result in a very limited public market for our common stock.

We have implemented anti-takeover provisions that could delay or prevent a change of control of our company and prevent an acquisition at a premium price.

     Provisions of our Fourth Amended and Restated Certificate of Incorporation, as amended, and Second Amended and Restated Bylaws may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable or may impede the ability of the holders of our common stock to change our management. These include provisions classifying our board of directors, prohibiting stockholder action by written consent and requiring advance notice for nomination of directors and stockholders’ proposals. In addition, Section 203 of the Delaware General Corporation Law also imposes restrictions on mergers and other business combinations between our company and any holders of 15% or more of our common stock. Moreover, our certificate of incorporation allows our board of directors to issue, without further stockholder approval, preferred stock that could have the effect of delaying, deferring or preventing a change in control. The issuance of preferred stock also could adversely affect the voting power of the holders of our common stock, including the loss of voting control to others. In 2001, we adopted a Change in Control / Severance Policy that may have the effect of discouraging a third-party from attempting to acquire us. Our option plans provide that unvested options will become fully vested and exercisable upon a change in control of Women First. The provisions of our certificate of incorporation and bylaws, our option plans, as well as certain provisions of Delaware law, may have the effect of discouraging or preventing an acquisition, or disposition, of our business. These provisions also may diminish the opportunities for a stockholder to participate in certain tender offers, including tender offers at prices above the then-current fair market value of our common stock. Some of our key contracts contain provisions that would allow the other party to the agreement to terminate the agreement upon a change in control.

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

     Vaniqa® Cream (eflornithine hydrochloride), 13.9% competes in the women’s facial hair removal market against a variety of depilatory products, electrolysis, laser hair removal and other hair retardant and hair removal products. Although Vaniqa® Cream is not available generically, it has been on the market only a short period of time and our sales force and our third-party sales provider have only recently begun to market the product. The competitive products for the removal of unwanted facial hair in women have substantially greater market presence than does Vaniqa® Cream. In addition, because Vaniqa® Cream is a prescription hair removal product, we may have difficulty competing against products that are more readily available to consumers in over-the-counter form.

     Competition for the self-care products we offer is significant. Our subsidiary, As We Change, L.L.C. competes with a number of catalog companies and Internet retailers focusing on self-care products. Luminesence, SelfCare®, Harmony™, Inner Balance and InteliHealth HealthyHome™ market and sell general lifestyle and personal care products.

     Our failure to adequately respond to the competitive challenges faced by the products we offer could have a material adverse effect on our business, financial condition and results of operations which could, in turn, cause our common stock price to decline.

Patients may not be able to obtain reimbursement for the pharmaceutical products we offer. This is the case for Vaniqa® Cream, the sale of which generally is not reimbursed to patients by their private health insurers, we may not be able to obtain reimbursement for the pharmaceutical products we offer. Any failure to obtain reimbursement could limit the sales of our products and could harm our results of operations.

     Our ability to market new and existing pharmaceutical products depends in part on whether health care payers, including government authorities, private health insurers, health maintenance organizations and managed care organizations, will provide sufficient reimbursement for the products we offer. Third-party payers are increasingly challenging the prices of pharmaceutical products and demanding data to justify the inclusion of new or existing products in their formularies. Significant uncertainty exists regarding the reimbursement status of pharmaceutical products, and we cannot predict whether additional legislation or regulation affecting third-party coverage and reimbursement will be enacted in the future, or what effect such legislation or regulation would have on our business. Reimbursement may not be available for the products we offer and reimbursement granted may not be maintained. In particular, 95% of patients using our Vaniqa® Cream do not receive reimbursement from any government authorities, private health insurers, health maintenance organizations or managed care organizations. In addition, sales of Ortho-Est® Tablets, Bactrim™ and Midrin® may be adversely affected by formularies that require substitution of generics on prescriptions written for these products unless the physician indicates “dispense as written” on the prescription. Moreover, limits on reimbursement available from third-party payers may reduce the demand for, or adversely affect the price of, the products we offer.

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

     Many of our activities are subject to extensive regulation by one or more federal, state or local agencies. In general, regulations pertain to the manufacture, purchase, safe storage and distribution of pharmaceuticals and controlled substances that are monitored through periodic site inspections conducted by the Food and Drug Administration and the Drug Enforcement Agency. Failure to comply with these requirements and regulations or to respond to changes in these requirements and regulations could result in modifications to our products, manufacturing delays, penalties or fines or a temporary or permanent closure of our manufacturers’ facilities. For example, our Esclim™ 25mg patch did not meet Food and Drug Administration specifications at its 24-month testing, which resulted in an 18 month expiration date on that size of Esclim™ patch. Also, the manufacturer for the aspirin active ingredient in our Synalgos® product has closed its United States site which will require us to qualify material from a new site in order to comply with applicable regulatory requirements. In addition, an active ingredient in our Synalgos® product is subject to a Drug Enforcement Agency quota limiting the amount that may be produced in any given year. Accordingly, the amount of Synalgos® that can be manufactured is strictly controlled by the Drug Enforcement Agency. If we are unable to increase production of dehydrocodein (the controlled ingredient in Synalgos®) beyond the currently approved Drug Enforcement Agency, we would be unable to increase production of Synalgos® and might therefore be unable to meet our future projections for sales of the product.

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

     The Food and Drug Administration has recently requested changes in the labeling of estrogen products that may negatively impact our revenues by suggesting a link between estrogen and various health risks, most notably cancer. If this change takes effect, our revenues of Esclim™ and Ortho-Est® Tablets may be impacted.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Women First HealthCare, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)	Reports on Form 8-K

On February 3, 2003, we filed a Current Report on Form 8-K to report under Item 5 that on January 21, 2003, we entered into a Revolving Credit and Security Agreement with

CapitalSource Finance LLC. On March 21, 2003, we filed a Current Report on Form 8-K to report under Item 5 our fourth quarter and full-year 2002 results.

The Company did not file any other Current Reports on Form 8-K for the three-month period ending March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Women First HealthCare, Inc

Date:	May 15, 2003	By:	/s/ EDWARD F. CALESA

Edward F. Calesa
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2003	By:	/s/ CHARLES M. CAPORALE

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	/s/ EDWARD F. CALESA

President and Chief Executive Officer

I, Charles M. Caporale, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Women First HealthCare, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining “disclosure controls” and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	/s/ CHARLES M. CAPORALE

Vice President, Chief Financial Officer, Treasurer and
Secretary

EXHIBIT INDEX

99.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany the Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Women First HealthCare, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.