Form 10-Q
period 2003-06-30
WOMEN FIRST HEALTHCARE INC
filed 2003-08-14
CIK 1081004

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 1, 2003, 25,027,745 shares of common stock, par value $.001 per share, were outstanding.

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

WOMEN FIRST HEALTHCARE, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (Unaudited)

WOMEN FIRST HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,702	$9,079
Accounts receivable, net	1,537	16,606
Inventory	1,479	3,703
Prepaid expenses, samples and other current assets	1,385	3,209

Total current assets	11,103	32,597

Property and equipment, net	633	864
Product rights, net	69,142	77,432
Intangible assets, net	2,797	2,813
Notes receivable from officers	450	450
Restricted cash	100	100
Debt issuance costs	1,376	1,503
Other assets	2,096	2,224

Total assets	$87,697	$117,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,062	$3,509
Payable to related party	—	772
Accrued salaries, payroll taxes and employee benefits	442	651
Other accrued liabilities	1,067	2,778
Credits due customers	2,937	746
Reserve for product returns, exchanges, rebates and chargebacks	6,205	2,926
Deferred revenue	2,143	4,204
Restructuring liabilities	37	—
Current portion of long-term debt	3,170	3,018

Total current liabilities	18,063	18,604
Long-term debt, excluding current portion	40,333	39,839
Senior convertible redeemable preferred stock	14,369	13,682
Stockholders’ equity:
Preferred stock	—	—
Common stock	25	22
Treasury stock	(100)	(100)
Additional paid-in capital	123,607	120,486
Accumulated deficit	(108,600)	(74,550)

Total stockholders’ equity	14,932	45,858

Total liabilities and stockholders’ equity	$87,697	$117,983

See accompanying notes.

WOMEN FIRST HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Total net revenues	$1,460	$12,085	$2,855	$21,548
Cost of sales—products (including purchases from related party of $21, $74, $163, and $210, respectively)	5,225	3,265	8,899	6,011
Marketing and sales expenses	4,760	5,747	13,142	10,423
General and administrative expenses	2,007	1,495	4,090	2,847
Regulatory, research and development expenses	231	138	375	261
Restructuring charges	—	—	653	—
Impairment of product rights	—	—	5,899	—

Total costs and operating expenses	12,223	10,645	33,058	19,542

Income (loss) from operations	(10,763)	1,440	(30,203)	2,006
Interest and other income	23	86	44	109
Interest expense	(1,553)	(423)	(3,204)	(769)

Net income (loss)	(12,293)	1,103	(33,363)	1,346
Accretion of beneficial conversion feature related to convertible preferred stock	—	(1,024)	—	(1,024)
Accretion of stated value of convertible preferred stock	(350)	(18)	(687)	(18)

Net income (loss) available to common stockholders	$(12,643)	$61	$(34,050)	$304

Net income (loss) per share (basic and diluted)	$(0.51)	$0.05	$(1.42)	$0.06

Net income (loss) per share available to common stockholders (basic and diluted)	$(0.52)	$0.00	$(1.45)	$0.01

Weighted average shares used in computing net income (loss) per share:
Basic	24,094	22,866	23,531	22,752

Diluted	24,094	23,885	23,531	23,887

See accompanying notes.

WOMEN FIRST HEALTHCARE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2003	2002
Operating activities
Net income (loss)	$(33,363)	$1,346
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Reserves for product returns, exchanges, rebates and chargebacks	6,430	1,331
Reserves for excess, dated, and impaired inventory	2,648	(130)
Allowance for doubtful accounts and cash discounts	403	382
Depreciation and amortization	341	402
Amortization of product rights	2,635	1,269
Restructuring charge	240	—
Impairment of product rights	5,899	—
Amortization of deferred compensation	—	43
Interest accretion, amortization of original issue discount and financing expenses	1,576	738
Changes in operating assets and liabilities	8,881	(6,627)

Net cash used in operating activities	(4,310)	(1,246)
Investing activities
Acquisition of product rights	—	(39,988)
Transfer of manufacturing rights	(244)	(1,853)
Loans to officers	—	(450)
Purchases of property and equipment and other	(118)	(261)

Net cash used in investing activities	(362)	(42,552)
Financing activities
Issuance of note payable	—	28,000
Financing costs	(225)	(1,686)
Cash received from common stock subscriptions	1,050	—
Issuance of senior convertible redeemable preferred stock	—	13,000
Issuance of common stock	1,470	537

Net cash provided by financing activities	2,295	39,851

Net decrease in cash and cash equivalents	(2,377)	(3,947)
Cash and cash equivalents at beginning of the period	9,079	19,378

Cash and cash equivalents at end of the period	$6,702	$15,431

Supplemental cash flow disclosures:
Interest paid	$1,540	$—

Supplemental investing and financing activities:
Accretion of stated value of convertible preferred stock	$687	$18

Warrants issued in connection with debt	$604	$4,131

See accompanying notes.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

June 30, 2003

1. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared on a going concern basis. Women First Healthcare (the “Company” or “Women First”) has incurred losses and negative cash flows from operations in each year since its inception. As of June 30, 2003, the Company had cash of $6.7 million and a working capital deficit of $7.0 million, and an accumulated deficit of $108.6 million. For the year ended December 31, 2002 and the quarter ended March 31, 2003, the Company was not in compliance with covenants related to the senior secured notes. The Company’s ability to fund its operations and debt service during the next twelve-month period is dependent on its ability to establish positive cash flows and restructure the senior secured notes, the latter of which was accomplished during the quarter ended June 30, 2003 (see note 8). Due to an oversight in the drafting of the restructured senior secured notes, the Company was technically in violation of a covenant that existed under the original agreement requiring “Maintenance of Minimum Net Worth.” It was not intended by the company or the holders of the senior secured notes that this covenant apply after March 31, 2003, and the company has received written confirmation of this from the noteholders. The company and the noteholders are in the process of amending the restructured agreement to correct this oversight. The Company also intends to manage cash and expenditures more prudently until it has sufficient funding. Based upon the Company’s cash position at June 30, 2003, its planned changes in operating expenditures and its equity financing completed during the quarter ended June 30, 2003 (see note 8), management believes it will have sufficient cash to fund operations through at least June 30, 2004.

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

The Company defers recognition of revenue if it determines there is excess channel inventory for its products. Excess channel inventory exists if the Company’s wholesale customers’ inventory of its products exceeds the Company’s estimates of demand for its products at the retail level, after considering factors such as product shelf-life. The Company determines whether excess channel inventory exists based on an analysis of the amount of each product in the channel inventory and prescription activity and trends. The

Company obtains information for this analysis by purchasing data from nationally recognized providers of this information. In addition, the Company obtains inventory information from certain key customers in order to provide more detailed information regarding the channel inventory at specific customer locations. The Company defers sales, net of the related product cost it pays to its suppliers, associated with the estimated excess channel inventory. Judgment is required in estimating the amounts of excess channel inventory. As of June 30, 2003, the Company had deferred revenue of $2.1 million which is included in the accompanying consolidated balance sheets. The deferral of revenue arose from our customers having adequate supply to meet existing demand.

Comprehensive Income

For the periods presented in the accompanying financial statements, the Company has no items for which comprehensive income (loss) would materially differ from the reported net income (loss).

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share includes common stock equivalent shares, comprised of shares of common stock to be issued upon the exercise of stock options, warrants and conversion of preferred stock and a note payable, if dilutive. There were approximately 9.2 million potentially dilutive common shares at June 30, 2003. Common stock equivalents are not included in the calculation of diluted net loss per share, as their impact would be anti-dilutive.

Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Three Months ended June 30,
	2003	2002
Weighted average common shares outstanding used in calculating basic per share amounts	24,094	22,866
Net effect of dilutive common share equivalents using the treasury stock method	—	1,019

Shares used in calculating diluted per share amounts	24,094	23,885

	Six Months ended June 30,
	2003	2002
Weighted average common shares outstanding used in calculating basic per share amounts	23,531	22,752
Net effect of dilutive common share equivalents using the treasury stock method	—	1,135

Shares used in calculating diluted per share amounts	23,531	23,887

Stock-Based Compensation

The Company accounts for stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations which require the Company to recognize compensation expense on the grant date if the current market price of the stock exceeds the exercise price.

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

The following table discloses the pro-forma net loss if the fair value method of accounting for stock-based employee compensation cost had been applied to all awards. The fair value for these options was estimated at the date of grant using the Black-Scholes method for options pricing.

	Three Months ended June 30,
	2003	2002
	(in thousands, except per share data)
Net income (loss) available to common stockholders, as reported	$(12,643)	$61
Stock-based compensation using the fair value method	(302)	(290)

Pro-forma net loss available to common stockholders	$(12,945)	$(229)

Net income (loss) per share available to common stockholders (basic and diluted), as reported	$(.52)	$.00
Effect of stock-based compensation using the fair value method	(.02)	(.01)

Pro-forma net loss per share available to common stockholders (basic and diluted)	$(.54)	$(.01)

The Black-Scholes option-pricing model was used in the fair value method with the following assumptions:

	Three Months ended June 30,
	2003	2002
Risk-free interest rate	2.27%	4.49%
Dividend yield	0%	0%
Volatility factor	143%	195%
Weighted-average expected life of the options	5 years	5 years

	Six Months ended June 30,
	2003	2002
	(in thousands, except per share data)
Net income (loss) available to common stockholders, as reported	$(34,050)	$304
Stock-based compensation using the fair value method	(593)	(604)

Pro-forma net loss available to common stockholders	$(34,643)	$(300)

Net income (loss) per share available to common stockholders (basic and diluted), as reported	$(1.45)	$.01
Effect of stock-based compensation using the fair value method	(.02)	(.02)

Pro-forma net loss per share available to common stockholders (basic and diluted)	$(1.47)	$(.01)

The Black-Scholes option-pricing model was used in the fair value method with the following assumptions:

	Six Months ended June 30,
	2003	2002
Risk-free interest rate	2.27%	4.49%
Dividend yield	0%	0%
Volatility factor	195%	507%
Weighted-average expected life of the options	5 years	5 years

For purposes of the adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The weighted-average fair value of options granted during the three months and six months ended June 30, 2003 were $1.01 and $0.98, respectively. The weighted-average fair value of options granted during the three months and six months ended June 30, 2002 were $7.12 and $8.26, respectively.

New Accounting Pronouncements

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting and Research Bulletin No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the equity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this statement had no impact on the Company’s financial statements.

In April 2003, FASB issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have an impact on the company’s results of operations or financial condition.

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of such instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement had no impact on the Company’s financial statements.

2. Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2003	December 31, 2002
	(in thousands)
Trade receivables	$2,033	$17,108
Allowance for doubtful accounts and cash discounts	(496)	(502)

	$1,537	$16,606

3. Inventory

Inventory, which is primarily finished goods, consists of the following:

	June 30, 2003	December 31, 2002
	(in thousands)
Pharmaceutical products	$4,603	$4,933
Self-care products	776	685

	5,379	5,618
Reserves for excess and dated inventory	(3,900)	(1,915)

	$1,479	$3,703

4. Product Rights

The Company amortizes acquired rights for pharmaceutical products over the estimated economic useful life of 15 years. The useful life is based on the estimated marketability and future sales volume, which are dependent on a variety of factors, including the introduction of new products by competitors and continued use of existing product.

In accordance with Financial Accounting Standards Board 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company reviews the long-lived assets, including product rights, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured and recognized if the sum of the expected future discounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset were determined to be impaired, an impairment loss would be recorded to write-down the carrying value of the asset to fair value by using quoted market prices when available. When a quoted market price is not available, an estimated fair value would be determined through other valuation techniques. The Company has used projected cash flows discounted to reflect the expected technical, commercial, competitive and other factors related to acquired technologies or products, and comparisons to similar asset sales and valuations by others, to estimate the fair value of the intangible assets. Performance in future periods may result in these products not meeting expectations, for example, lower revenues and withdrawal rates leading to lower than expected cash flows, in which case product rights will be revalued.

The Company has previously announced plans to consider divesting the product rights to pharmaceutical products that are non-strategic and do not relate to the core mission of improving the health and well-being of midlife women. In March 2003, the Company recorded an impairment charge of $5.9 million related to these product rights.

5. Reserves for Product Returns, Exchanges, Rebates and Chargebacks

The Company continuously monitors the quantity of its products in the distribution channel and the demand for its pharmaceutical products through the number of prescriptions written. The Company purchases data regarding quantities in the distribution channel and prescription activity from nationally recognized providers of this information. In addition, the Company obtains inventory information from certain key customers in order to gather more detailed information regarding the channel inventory at specific customer locations. The Company will generally accept for credit or exchange pharmaceutical products that have become unusable due to passage of the expiration date, drug recall or discontinuance. The Company establishes reserves for these credits and exchanges at the time of sale. Reserves were recorded that reduced reported net revenue by $2.4 million and $0.8 million in the three months ended June 30, 2003 and 2002, respectively. Actual returns, exchanges, chargebacks and rebates applied during these periods were $2.5 million and $0.9 million, respectively. Reserves were recorded that reduced reported net revenue by $5.0 million and $2.1 million for the six months ended June 30, 2003 and 2002, respectively. Actual returns, exchanges, chargebacks and rebates applied during these six-month periods were $3.6 million and $1.4 million, respectively.

6. Restructuring Charges

In March 2003, the Company announced restructuring plans in order to improve its operating results and terminated 56 employees consisting primarily of sales and marketing personnel in the pharmaceutical division. Under the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company accrued approximately $0.7 million in costs relating to this restructuring in the first quarter of 2003. The costs consist of severance pay and related benefits of $0.3 million and an estimated $0.4 million in equipment and early termination fees on leases for vehicles used by terminated employees. The following table reflects the Company’s estimated provision for restructuring costs, and actual costs incurred as of June 30, 2003:

	Severance Costs for Involuntary Employee Terminations	Lease Termination Costs	Total
Balance at December 31, 2002	$—	$—	$—
Reserve established	273	380	653
Utilization of reserves	—	—	—

Balance at March 31, 2003	$273	$380	$653

Utilization of reserves 2nd quarter	(201)	(415)	(616)

Balance at June 30, 2003	$72	$(35)	$37

7. Segment and Significant Customer Disclosures

As of June 30, 2003, the Company operated in two segments: (i) pharmaceutical, which markets and sells pharmaceutical products, and (ii) consumer, which markets and sells self-care products. The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately because they perform different services utilizing different and distinct operations.

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

	Three Months ended June 30, 2003
	Pharmaceutical	Consumer	Corporate	Consolidated
	(in thousands)
Revenues, net of allowances	$(1,154)	$2,614	$—	$1,460
Cost of goods	3,961	1,264	—	5,225
Operating expenses	3,728	1,523	1,747	6,998

Operating loss	(8,843)	(173)	(1,747)	(10,763)
Interest and other income	—	—	23	23
Interest expense	—	—	(1,553)	(1,553)

Net loss	$(8,843)	$(173)	$(3,277)	$(12,293)

Depreciation and amortization	$1,417	$8	$—	$1,425
Expenditures for segment assets	38	37	—	75

	Three Months ended June 30, 2002
	Pharmaceutical	Consumer	Corporate	Consolidated
	(in thousands)
Revenues, net of allowances	$9,855	$2,230	$—	$12,085
Cost of goods	2,305	960	—	3,265
Operating expenses	4,850	1,216	1,314	7,380

Operating income (loss)	2,700	54	(1,314)	1,440
Interest and other income	—	—	86	86
Interest expense	—	—	(423)	(423)

Net income (loss)	$2,700	$54	$(1,651)	$1,103

Depreciation and amortization	$844	$11	$21	$876
Expenditures for segment assets	41,172	16	—	41,188

	Six Months ended June 30, 2003
	Pharmaceutical	Consumer	Corporate	Consolidated
	(in thousands)
Revenues, net of allowances	$(2,398)	$5,253	$—	$2,855
Cost of goods	6,443	2,456	—	8,899
Operating expenses	17,644	3,038	3,477	24,159

Operating loss	(26,485)	(241)	(3,477)	(30,203)
Interest and other income	—	—	44	44
Interest expense	—	—	(3,204)	(3,204)

Net loss	$(26,485)	$(241)	$(6,637)	$(33,363)

Depreciation and amortization	$2,950	$26	$—	$2,976
Segment assets	75,185	3,983	8,529	87,697
Expenditures for segment assets	244	118	—	362

	Six Months ended June 30, 2002
	Pharmaceutical	Consumer	Corporate	Consolidated
	(in thousands)
Revenues, net of allowances	$17,289	$4,259	$—	$21,548
Cost of goods	4,228	1,783	—	6,011
Operating expenses	8,689	2,383	2,459	13,531

Operating income (loss)	4,372	93	(2,459)	2,006
Interest and other income	—	—	109	109
Interest expense	—	—	(769)	(769)

Net income (loss)	$4,372	$93	$(3,119)	$1,346

Depreciation and amortization	$1,600	$71	$43	$1,714
Segment assets	96,609	3,608	17,561	117,778
Expenditures for segment assets	42,541	11	—	42,552

During 2003, sales to one customer represented 11.8% of the gross revenues for the six months ended June 30, 2003, and 13.5% of the gross revenues during the three months ended June 30, 2003. No other customer accounted for more than 10% during 2003. During 2002, sales to four customers amounted to 32.0%, 18.7%, 14.6% and 10.2%, respectively, or 75.5% in the aggregate of gross sales for the six months ended June 30, 2002. In the three months ended June 30, 2002, sales to four customers amounted to 34.4%, 19.4%, 13.3% and 10.1%, respectively, or 77.2% in the aggregate of gross sales for the three months ended June 30, 2002.

8. Debt Restructuring

The Company’s recent operating results caused it to fall out of compliance with the financial covenants in its senior secured notes, which required the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, a minimum fixed charge coverage ratio, a minimum net worth measured as of December 31, 2002 and March 31, 2003 and to limit its capital expenditures during 2002. In May 2003, the Company amended the senior secured notes and convertible redeemable preferred stock agreements to waive these past defaults. The restructured agreements entered into with the holders of the senior secured notes and convertible redeemable preferred stock provide for the following:

•	the financial covenants governing the senior secured notes include only requirements for minimum cash revenue, maximum cash expenditures and minimum cash balances through December 31, 2004. Beginning in 2005, the Company will be subject to financial covenants setting a maximum ratio of net debt (defined as total indebtedness minus cash and cash equivalents) to earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum ratio of EBITDA to cash interest expense;

•	in addition to the Vaniqa® Cream assets that the Company has already pledged to secure its performance under the senior secured notes, the Company has granted the note holders an additional security interest in all of its other unencumbered assets, other than its rights to Esclim™;

•	the Company granted warrants to purchase 2.0 million shares of common stock at $0.63 per share to the holders of the senior secured notes. Warrants to purchase 1.7 million shares of the Company’s common stock at $5.50 per share previously issued to the note holders have been cancelled;

•	the net proceeds from future asset sales and the license and sale of international rights to Vaniqa® Cream, if any, will be apportioned among the holders of the convertible redeemable preferred stock and the holders of the senior secured notes and the Company according to a pre-determined formula; and

•	the Company exchanged shares of a new series of convertible redeemable preferred stock for the same number of shares of the series of convertible redeemable preferred stock previously issued. The new series of convertible redeemable preferred stock has the same terms as the prior series, except that it requires proceeds of specified asset sales to be used to redeem the shares of convertible redeemable preferred stock and grants to the Company the right to redeem the convertible redeemable preferred stock at the Company’s option at a premium equal to 108% of accreted stated value of the convertible redeemable preferred stock through November 30 2003, at which time the redemption premium will increase based on a formula that takes into account the number of shares redeemed before November 30, 2003. Under the terms of the prior series of convertible redeemable preferred stock, the Company would have had the option to redeem the preferred stock only if the trading price of the Company’s common stock exceeded three times the $6.35 conversion price for 30 consecutive trading days.

Any future default by the Company under the senior secured notes will allow the note holders to accelerate the Company’s indebtedness under the senior secured notes. There is no provision for acceleration of the convertible redeemable preferred stock, and the convertible redeemable preferred stock does not contain financial covenants. However, if the Company fails to make a purchase, redemption, liquidation or other payment due under the terms of the convertible redeemable preferred stock, the holders, voting as a separate class, will be entitled to elect two directors to the Company’s board of directors until such purchase, redemption, liquidation or other payment is made. Also, if the Company fails to make a purchase, redemption, liquidation or other payment due under the terms of the convertible redeemable preferred stock, or breaches or violates any other provision of the convertible redeemable preferred stock, the accretion rate will be increased to 18% per annum until such breach is cured.

Due to an oversight in the drafting of the restructured senior secured notes, the Company was technically in violation of a covenant that existed under the original agreement requiring “Maintenance of Minimum Net Worth.” It was not intended by the Company or the holders of the senior secured notes that this covenant apply after March 31, 2003, and the Company has received written confirmation of this from the noteholders. The Company and the noteholders are in the process of amending the restructured agreement to correct this oversight.

Also in May 2003 and concurrent with the restructuring of the Company’s senior secured notes and convertible redeemable stock, the Company received $2.5 million of new capital through a private placement of its common stock. The Company received $1,450,000 related to the issuance of 2,042,252 shares and $1,050,000 related to 1,478,872 shares subscribed, all at $0.71 per share. Edward F. Calesa, the Company’s Chairman of the Board and Chief Executive Officer, invested $1.0 million and Richard L. Rubin, one of the Company’s directors, invested $50,000. The Company has agreed to register the shares of common stock issued in the private placement with the Securities and Exchange Commission to permit the resale of the shares by the private placement investors.

The issuance of the new warrants and corresponding cancellation of the old warrants resulted in our additional debt discount of $0.6 million which will be amortized over the remaining term of the debt.

9.    Subsequent Events

On August 5, 2003, the Company issued 1,478,872 shares of the Company’s common stock previously subscribed (Note 8).

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

As of June 30, 2003, we offered the following products for sale:

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

Pharmaceutical Products — Non-Strategic

In March 2003, we announced plans to consider the sale of product rights to those pharmaceutical products that are non-strategic and do not relate to our core mission of improving the health and well-being of midlife women. As of June 30, 2003, we considered the following pharmaceutical products to be non-strategic:

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

Results of Operations

We have incurred significant losses since we were founded in November 1996, accumulating a deficit of $108.6 million through June 30, 2003. We have not achieved profitability in any complete fiscal year since our inception. Small, relatively new companies such as ours frequently encounter problems, delays and expenses that may be beyond our control. These include, but are not limited to, unanticipated problems and additional costs related to marketing, competition, manufacturing and product acquisitions and development.

Three and Six Months Ended June 30, 2003 and 2002

Total Net Revenues.    Total net revenues are derived from our two segments, pharmaceutical and consumer. As shown in the following tables, net revenues in the three months ending June 30, 2003 were $1.5 million, a 87.9% decrease compared to the $12.1 million of net revenues in the second quarter of 2002. Net revenues for the first six months of 2003 were $2.9 million, a 86.8% decrease compared to the same period in 2002.

	Three Months Ended June 30,
	2003			2002
	Gross Revenues	Reserves	Net Reserves	Gross Revenues	Reserves	Net Revenues
	(in thousands)
Pharmaceutical revenues:
Women’s health
Esclim™	$515	$(1,615)	$(1,100)	$1,614	$(161)	$1,453
Ortho-Est® Tablets	41	(362)	(321)	933	(93)	840

	556	(1,977)	(1,421)	2,547	(254)	2,293
Skin Care:
Vaniqa® Cream	(349)	(705)	(1,054)	3,747	(225)	3,522
Non-strategic:
Midrin®	158	(70)	88	790	(79)	711
Bactrim™	233	1,170	1,403	861	(86)	775
Equagesic®	84	(26)	58	727	(73)	654
Synalgos®	97	(332)	(235)	1,169	(117)	1,052

	572	742	1,314	3,547	(355)	3,192
Other	1	6	7	634	214	848

Total pharmaceutical revenues:	780	(1,934)	(1,154)	10,475	(620)	9,855
Consumer – self-care products	3,031	(417)	2,614	2,425	(195)	2,230

Total	$3,811	$(2,351)	$1,460	$12,900	$(815)$	12,085

	Six Months ended June 30,
	2003			2002
	Gross Revenues	Reserves	Net Revenues	Gross Revenues	Reserves	Net Revenues
	(in thousands)
Pharmaceutical revenues:
Women’s health
Esclim™	$876	$(2,690)	$(1,814)	$3,944	$(394)	$3,550
Ortho-Est® Tablets	282	(750)	(468)	2,652	(265)	2,387

	1,158	(3,440)	(2,282)	6,596	(659)	5,937
Skin Care:
Vaniqa® Cream	(349)	(1,063)	(1,412)	3,748	(225)	3,523
Non-strategic:
Midrin®	314	(128)	186	2,579	(258)	2,321
Bactrim™	393	1,229	1,622	2,560	(256)	2,304
Equagesic®	162	52	214	1,467	(147)	1,320
Synalgos®	229	(990)	(761)	1,396	(140)	1,256

	1,098	163	1,261	8,002	(801)	7,201
Other	9	26	35	654	(26)	628

Total Pharmaceutical revenues:	1,916	(4,314)	(2,398)	19,000	(1,711)	17,289
Consumer – self-care products	5,959	(706)	5,253	4,611	(352)	4,259

Total	$7,875	$(5,020)	$2,855	$23,611	$(2,063)	$21,548

Gross pharmaceutical revenues for the second quarter and first half of 2003 decreased 92.5% and 89.9%, respectively, from the corresponding periods in 2002. Because of slower than anticipated prescription growth for our products from the fourth quarter of 2002 through the second quarter of 2003, the quantities of our products in the distribution channels were sufficient to meet prescription demands during the first half of 2003 without our major wholesale customers purchasing additional inventory from us. As described below under the heading “Critical Accounting Policies,” in arriving at net revenues, we deduct reserves for product returns, exchanges, rebates and chargebacks. During the first and second quarters of 2003, such reserves were greater than gross pharmaceutical revenues because the continuing slower than anticipated prescription growth caused us to increase our estimate of product that may be returned to us due to expired dating. In addition, although we establish reserves for estimated rebates at the time we recognize the product sales, actual prescription activity, which is the basis for paying many of these rebates, can vary considerably and require adjustments to rebate charges against revenues. This can have a significant impact on revenues reported in a subsequent period. We also increased our estimated provision for rebates due to modifications in certain rebate agreements effective January 1, 2003. Included in net revenues is $0.7 million of provisions to rebates in the second quarter of 2003, and $1.6 million in the first half of 2003.

Consumer net revenues from self-care products were 17.2% higher during the second quarter of 2003 than the second quarter of 2002 and 23.3% higher in the first half of 2003 than in the first half of 2002 due to increased circulation of our catalog and an increase in the number of products we offer for sale in our catalog as well as higher Internet sales.

Cost of Sales.    Cost of sales consists primarily of amounts we pay to suppliers for products, distribution costs, royalties, amortization of product rights and reserves for excess, dated and obsolete inventory. As shown in the table below, cost of sales for the second quarter of 2003 was $5.2 million, or 137.1% of gross revenues, compared to $3.3 million, or 25.3% of gross revenues in the second quarter of 2002. Cost of sales for the first half of 2003 was $8.9 million, or 113.0% of gross revenues, compared to $6.0 million, or 25.5% of gross revenues in the first half of 2002.

	Three Months Ended June 30,
	2003	% of Gross Revenues	2002	% of Gross Revenues
	(in thousands)
Pharmaceutical:
Amounts paid to suppliers for products	$110	14.1%	$1,147	10.9%
Royalties	316	40.5%	212	2.0%
Amortization of product rights	1,281	164.2%	667	6.4%
Reserves for excess, dated and impaired inventory	2,095	268.6%	—	0.0%
All other	159	20.4%	279	2.7%

Total pharmaceutical	3,961	507.8%	2,305	22.0%
Consumer:
Amounts paid to suppliers for products	1,030	34.0%	776	32.0%
Distribution costs	234	7.7%	184	7.6%

Total Consumer	1,264	41.7%	960	39.6%

	$5,225	137.1%	$3,265	25.3%

	Six Months Ended June 30,
	2003	% of Gross Revenues	2002	% of Gross Revenues
	(in thousands)
Pharmaceutical:
Amounts paid to suppliers for products	$406	21.2%	$1,950	10.3%
Royalties	368	19.2%	500	2.6%
Amortization of product rights	2,672	139.4%	1,282	6.7%
Reserves for excess, dated and impaired inventory	2,535	132.2%	—	0.0%
All other	462	24.1%	496	2.6%

Total pharmaceutical	6,443	336.1%	4,228	22.3%
Consumer:
Amounts paid to suppliers for products	1,982	33.2%	1,439	31.2%
Distribution costs	474	8.0%	344	7.5%

Total Consumer	2,456	41.2%	1,783	38.7%

	$8,899	113.0%	$6,011	25.5%

In the pharmaceutical division, two of the major components of cost of sales, amortization of product rights and reserves for excess, dated and impaired inventory, do not bear a direct correlation to the revenues reported in a given quarter. The amortization of product rights is spread out evenly over the life of the products. The increase in amortization in the second quarter and first half of 2003 was due to $0.7 million and $1.5 million, respectively, in amortization of the product rights associated with Vaniqa® Cream. There was no amortization for Vaniqa® Cream in the first quarter of 2002 because it was not acquired until late in June 2002. The second quarter and first half of 2003 also included $2.1 million and $2.5 million, respectively, related to reserves for excess, dated and impaired inventory which arose from slower that anticipated prescription growth; there were no such reserves in the first half of 2002. Reserves for excess inventory are based on an analysis of expected future sales that may occur before the inventory on hand or under a firm commitment to purchase will expire.

The three other components of cost of sales for the pharmaceutical division should vary each quarter as a percent of gross revenues. First, the amount paid to suppliers was higher as a percent of gross revenues in the second quarter due to product mix. Second, royalties have increased as a percent of gross revenues due to a royalty agreement in place this year for Vaniqa® Cream. All other charges include freight and warehouse charges in addition to charges of $0.1 million to destroy product that was either dated or not needed.

Cost of sales increased to 113.0% of gross revenues for the first half of 2003, compared to 25.5% of gross revenues in the first half of 2002. Amortization of product rights and reserves for excess, dated and impaired inventory increased due to the factors mentioned above. The amounts paid to suppliers was a higher percent of gross revenues due to product mix and the effect of a one-time international sale, heavily discounted, of Ortho-est. All other charges include freight and warehouse charges in addition to chares of $0.3 million to destroy product that was either dated or not needed. Cost of sales as a percent of sales in the consumer division increased 5.4% in the second quarter compared to the second quarter in 2002, and 6.0% in the first half of 2003 compared to the first half in 2002, as increases in merchandise and shipping costs outpaced our ability to increase prices.

Marketing and Sales Expenses. Marketing and sales expenses of $4.8 million in the three-month period ended June 30, 2003 were $0.9 million lower than the corresponding period ended June 30, 2002. In March 2003, we initiated a restructuring program that included a reduction in staffing, primarily in our field sales organization. Expenses associated with the sales force, including salaries, meeting expenses and travel were reduced by $1.2 million. Also, our lower sales volume resulted in lower commissions by $0.2 million. These reductions in expense were offset by samples expense of $0.8 million, an increase of $0.4 million over the three months ended June 30, 2002, the increase related primarily to a charge of $0.7 million relating to our write-off of overstocked samples inventory we do not expect to utilize.

Marketing and sales expenses of $13.1 million in the first half of 2003 were $2.7 million higher than the first half of 2002. During the second half of 2002 we had significant increases in expenses associated with the launch of our Vaniqa® Cream and Synalgos®DC painpak products, which continued in the first quarter of 2003. Marketing, advertising and promotional expenses directly attributable to these programs were $3.2 million, exceeding the prior years expenses of $0.9 million by $2.3 million. The samples expense of $1.5 million exceeded the prior years expense by $0.8 million, for overstocked samples inventory we do not expect to utilize. Consumer division marketing expenses were $2.6 million, $0.6 million greater than in the six months ended June 30, 2002. We increased catalog printing and distribution expenses $0.4 million, and increased our call center, or customer service operations by $0.2 million. These increases were offset by the aforementioned reduction in the sales and marketing expenses initiated at the end of March 2003, which ultimately resulted in a reduction of sales staffing, meeting expenses and travel of $1.0 million for the six month period.

General and Administrative Expenses. General and administrative expenses were $2.0 million for the three months ended June 30, 2003, an increase of $0.5 million over the comparable period in 2002. Our expenses associated with the December 31, 2002 year-end closing and with the restructuring of our debt were considerably higher than our estimated accruals. For the six-month period ending June 30, 2003, general and administrative expenses were $4.1 million, an increase of $1.3 million from the comparable period in 2002. In addition to the aforementioned increase in legal and auditing fees, we also incurred higher expense associated with disputes in billing of $0.3 million and $0.2 million of increased insurance fees due to higher premiums associated with our increased product liability coverage and our directors’ and officers’ liability coverage.

Regulatory, Research and Development Expenses. Regulatory, research and development expenses consist primarily of salaries and regulatory costs associated with our pharmaceutical products. These expenses were similar in the second quarters of 2003 and 2002, and higher by $0.1 million in the first six months of 2003 compared to 2002

Restructuring Charges. In March 2003, we announced restructuring plans in order to improve our operating results and terminated 56 employees (35% of our work force), consisting primarily of sales and marketing personnel in the pharmaceutical division. Under the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, we accrued $0.7 million in costs relating to this restructuring in the first quarter of 2003. The costs consist of severance pay and related benefits of $0.3 and $0.4 million in equipment and early termination fees on leases for vehicles used by terminated employees, the majority of which was paid during the second quarter of 2003.

Impairment of Product Rights. We have previously announced plans to consider divesting the product rights to pharmaceutical products that are non-strategic and do not relate to our core mission of improving the health and well-being of midlife women. As noted in the section titled “Critical Accounting Policies and Estimates,” we re-evaluate the carrying value of assets annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Accordingly, we have concluded that an impairment charge of $5.9 million is appropriate, and we recorded this in March 2003. There was no such charge during the three months ended June 30, 2003, or the six months ended June 30, 2002.

Loss from Operations. For the reasons set forth above, loss from operations was $10.8 million for the quarter ended June 30, 2003, compared to a $1.4 million profit for the same period in 2002. The loss from operations was $30.2 million for the six month period ended June 30, 2003, which compares to income from operations of $2.0 million in the six months ended June 30, 2002.

Interest and Other Income. Interest and other income was similar during the first half of 2003 and 2002.

Interest Expense. Interest expense increased by $1.1 million from the second quarter of 2002 to the second quarter of 2003 due to interest and amortization of original issue discount on both the original debt to finance the acquisition of Vaniqa® Cream in June 2002 and the subsequent restructuring in May 2003. The corresponding increase from the six months ended June 30, 2002 to the six months ended June 30, 2003 was $2.4 million. The cash interest paid in the second quarter and first half of 2003 was $0.8 million and $1.5 million, respectively; no cash interest was paid in the first half of 2002.

Net Income (Loss). Our net loss for the second quarter of 2003 was $12.2 million compared to a profit of $1.1 million in the second quarter of 2002. Our net loss for the first half of 2003 was $33.4 million compared to a profit of $1.3 million in the first half of 2002.

Accretion of Stated Value of Convertible Redeemable Preferred Stock. For the quarter and six months ended June 30, 2003, we recognized a charge of $0.4 million and $0.7 million, respectively, which represented the amount by which the stated value of the convertible redeemable preferred stock issued to finance the Vaniqa® Cream acquisition accreted in accordance with the terms of the convertible redeemable preferred stock. In the comparable periods ended June 30, 2002, accretion amounts totaled $1.0 million, which consisted primarily of a one-time, non-cash charge for the beneficial conversion feature of this convertible redeemable preferred stock. The charge in 2002 was incurred at the time of issuance, because the conversion price was less than the market price of our publicly traded common stock.

Net Income (Loss) available to common stockholders. Our net loss available to common stockholders for the second quarter of 2003 was $12.6 million compared to a profit of $0.1 million in the second quarter of 2002. Our net loss for the first half of 2003 was $34.1 million compared to a profit of $0.3 million in the first half of 2002. The preceding detailed commentary explains these results in depth.

Segment Reporting

The results for each of our two segments, pharmaceutical, which markets and sells pharmaceutical products, and consumer, which markets and sells self-care products, for the second quarters and first six months of 2003 and 2002 are set forth below. Our reportable segments are strategic business units that offer different products and services. Each is managed separately because they perform different services utilizing different and distinct operations.

	Three Months ended June 30, 2003
	Pharmaceutical	Consumer	Corporate	Consolidated
	(in thousands)
Revenues, net of allowances	$(1,154)	$2,614	$—	$1,460
Cost of goods	3,961	1,264	—	5,225
Operating expenses	3,728	1,523	1,747	6,998

Operating loss	(8,843)	(173)	(1,747)	(10,763)
Interest and other income	—	—	23	23
Interest expense	—	—	(1,553)	(1,553)

Net loss	$(8,843)	$(173)	$(3,277)	$(12,293)

Depreciation and amortization	$1,417	$8	$—	$1,425
Expenditures for segment assets	38	37	—	75

	Three Months ended June 30, 2002
	Pharmaceutical	Consumer	Corporate	Consolidated
	(in thousands)
Revenues, net of allowances	$9,855	$2,230	$—	$12,085
Cost of goods	2,305	960	—	3,265
Operating expenses	4,850	1,216	1,314	7,380

Operating income (loss)	2,700	54	(1,314)	1,440
Interest and other income	—	—	86	86
Interest expense	—	—	(423)	(423)

Net income (loss)	$2,700	$54	$(1,651)	$1,103

Depreciation and amortization	$844	$11	$21	$876
Expenditures for segment assets	41,172	16	—	41,188

	Six Months ended June 30, 2003
	Pharmaceutical	Consumer	Corporate	Consolidated
	(in thousands)
Revenues, net of allowances	$(2,398)	$5,253	$—	$2,855
Cost of goods	6,443	2,456	—	8,899
Operating expenses	17,644	3,038	3,477	24,159

Operating loss	(26,485)	(241)	(3,477)	(30,203)
Interest and other income	—	—	44	44
Interest expense	—	—	(3,204)	(3,204)

Net loss	$(26,485)	$(241)	$(6,637)	$(33,363)

Depreciation and amortization	$2,950	$26	$—	$2,976
Segment assets	75,185	3,983	8,529	87,697
Expenditures for segment assets	244	118	—	362

	Six Months ended June 30, 2002
	Pharmaceutical	Consumer	Corporate	Consolidated
	(in thousands)
Revenues, net of allowances	$17,289	$4,259	$—	$21,548
Cost of goods	4,228	1,783	—	6,011
Operating expenses	8,689	2,383	2,459	13,531

Operating income (loss)	4,372	93	(2,459)	2,006
Interest and other income	—	—	—	109
Interest expense	—	—	(769)	(769)

Net income (loss)	$4,372	$93	$(3,119)	$1,346

Depreciation and amortization	$1,600	$71	43	$1,714
Segment assets	96,814	3,608	17,561	117,983
Expenditures for segment assets	42,541	11	0	42,552

Sales to one customer represented 11.8% of the gross revenues for the six months ended June 30, 2003, and 13.5% of the gross revenues during the three months ended June 30, 2003. No other customer accounted for more than 10% during 2003. During 2002, sales to four customers amounted to 32.0%, 18.7%, 14.6% and 10.2%, respectively, or 75.5% in the aggregate of gross sales for the six months ended June 30, 2002. In the three months ended

June 30, 2002, sales to four customers amounted to 34.4%, 19.4%, 13.3% and 10.1%, respectively, or 77.2% in the aggregate of gross sales for the three months ended June 30, 2002.

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

Deferral of Revenue

We defer recognition of revenue if we determine that there is excess channel inventory for our products. Excess channel inventory exists if our wholesale customers’ inventory of our products exceeds our estimates of demand for our products at the retail level, after considering factors such as product shelf-life. Our pharmaceutical products have expiration dates that range from 18 to 60 months from date of manufacture. We determine whether excess channel inventory exists based on an analysis of the amount of each product in the channel inventory and prescription activity and trends. We obtain information for this analysis by purchasing data from nationally recognized providers of this information. In addition, we obtain inventory information from key customers in order to provide more detailed information regarding the channel inventory at specific customer locations. We defer sales, net of the related product cost we pay to our suppliers, associated with our estimated excess channel inventory. The deferral of revenue arose from our customers having adequate supply to meet existing demand during the fourth quarter of 2002 and the first half of 2003. Judgment is required in estimating the amount of excess channel inventory. The actual amounts could be different from the estimates and differences are accounted for in the period in which they become known.

Reserve for Product Returns, Exchanges, Rebates and Chargebacks

We continuously monitor the quantity of our products in the distribution channel and the demand for our pharmaceutical products through the number of prescriptions written. Our pharmaceutical products have expiration dates that range from 18 to 60 months from the date of manufacture. We purchase data regarding quantities in the distribution channel and prescription activity from nationally recognized providers of this information. In addition, we obtain inventory information from key customers in order to provide more detailed information regarding the channel inventory at specific customer locations. We will generally accept for exchange or credit pharmaceutical products that have become unusable due to passage of the expiration date, drug recall or discontinuance. We establish reserves for these credits and exchanges at the time of sale. We update these reserves as additional information becomes available. Judgment is required in estimating these reserves. The actual returns, exchanges, rebates and chargebacks may be different from the estimates, and differences are accounted for in the period in which they become known.

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

Amortization of Product Rights

We amortize the acquired rights for pharmaceutical products over the estimated economic useful life of 15 years. We assess the useful life based on the estimated marketability and future sales volume, which are dependent on a variety of factors, including the introduction of new products by competitors and continued use of existing product. In practice, pharmaceutical prescription products are long lived because doctors continue to prescribe drugs that they have grown comfortable with and where the product risk profile is well known. Judgment is required in estimating the useful lives of product rights. Actual useful lives could be different from the estimated lives and differences are accounted for in the period in which they become known. Performance in future periods may result in these products not meeting expectations, for example, lower revenues and withdrawal rates leading to lower than expected cash flows, in which case product rights will be revalued.

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), we review the long-lived assets, including product rights, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured and recognized if the sum of the expected future discounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset were determined to be impaired, an impairment loss would be recorded to write-down the carrying value of the asset to fair value by using quoted market prices when available. When a quoted market price is not available, an estimated fair value would be determined through other valuation techniques. We have used projected cash flows discounted to reflect the expected technical, commercial, competitive and other factors related to acquired technologies or products, and comparisons to similar asset sales and valuations by others, to estimate the fair value of our intangible assets. We have previously announced plans to consider divesting the product rights to pharmaceutical products that are non-strategic and do not relate to our core mission of improving the health and well-being of midlife women. Accordingly, in March 2003, we recorded an impairment charge of $5.9 million related to these product rights. There was no such charge in the three months ending June 30, 2003, or during the first half of 2002.

Goodwill and Other Intangible Assets

In 2002, we adopted Statement of Financial Accounting Standard 142, Goodwill and Other Intangible Assets (SFAS 142). Under these rules, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As of June 30, 2003, we had goodwill and intangible assets valued at approximately $2.7 million, net of accumulated amortization, primarily associated with our acquisition of As We Change. During the second quarter of 2003 and 2002, we performed the required impairment tests of goodwill and indefinite lived intangible assets at December 31, 2002 and 2001 to determine if a transition impairment charge should be recognized under SFAS 142. The tests showed that no impairment charge should be recognized. Absent any other indicators of impairment, we will continue to test at least annually for impairment.

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

Factors Affecting Results of Operations

We incurred net losses of $4.0 million, $3.4 million and $22.6 million in the years ended December 31, 2002, 2001 and 2000, respectively, and a net loss of $34.1 million in the first half of 2003. To a large extent, our revenue is dependent on our ability to pull pharmaceutical products through the inventory channel to the retail level. Many of our expenses are fixed, especially in the short term. Therefore, our results of operations have varied during our short operating history and we expect that they will continue to fluctuate, perhaps significantly, in the future. In addition, other factors may cause fluctuations in our revenue and in the results of operations in the future, including the following:

•	the success or failure of our national account team in distributing our current product line,

•	market acceptance of our products,

•	the success or failure of our dedicated sales force and our contract sales dermatology force in generating prescriptions for the products we offer,

•	excessive and unexpected generic competition to the products we offer,

•	manufacturing problems that limit our ability to acquire salable product on time and at reasonable terms,

•	earlier than expected termination of our supply and/or license agreements,

•	our ability to acquire new products,

•	legislative changes that affect our products and the way we market them and our ability to comply with new or existing regulations,

•	the amount and timing of expenditures for the expansion of our operations,

•	financing charges,

•	research studies and news reports concerning the safety or efficacy of our products or similar products,

•	competitive products and/or companies that target our market niche and are successful in reaching our market,

•	changes in the competitive environment that could cause us to change our pricing or marketing strategy,

•	the timing and amount of possible future write-downs or write-offs of product rights and other long-lived assets as well as write-offs of impaired goodwill and indefinite lived intangible assets,

•	returns of dated inventory from our customers that exceed the reserves we have established, and

•	changes in the economic and market environment generally or in the health care industry.

To the extent that our revenue does not cover our expenses, we may be unable to reduce spending commitments in a timely manner to compensate for any unexpected revenue shortfall and may experience unanticipated losses. As a result of these factors, our operating results in one or more future periods may fail to meet the expectations of investors.

Liquidity and Capital Resources

As of June 30, 2003, cash and cash equivalents were $6.7 million compared to $9.1 million as of December 31, 2002.

Since inception of our operations in 1997, we have had the following primary sources of funds: (1) $134.3 million in net revenues from product sales and services, (2) $123.6 million from offerings of common and preferred stock and (3) $47.6 million from debt to finance the acquisition of the rights to market the pharmaceutical products we sell. In addition to operating expenses, funding working capital requirements and debt service, our primary use of funds has been to obtain the rights to market and distribute pharmaceutical products and to fund capital expenditures. We have no current plans to acquire additional pharmaceutical products.

Net cash used in operating activities in the first half of 2003 was $4.3 million and resulted from the negative effects of the net loss of $33.4 million, offset by $17.1 million of non-cash items included in the net loss (primarily the impairment of product rights, reserves and the amortization of product rights), and a $11.8 million decrease in net operating assets and liabilities (primarily accounts receivable). Net cash used in operating activities was $1.2 million for the first half of 2002.

Net cash used in investing activities was $0.4 million and $42.6 million for the six months ending June 30, 2003 and 2002, respectively. Investing activities for 2003 consisted of $0.2 million related to the transfer of manufacturing rights to produce Ortho-Est® Tablets and purchases of property and equipment of $0.1 million. Investing activities for the first half of 2002 included $40.0 million for the acquisition of Vaniqa product rights, $1.9 million related to the transfer of manufacturing rights to produce Bactrim™ and Ortho-Est® Tablets, $0.5 million in loans to two of our officers and purchases of property and equipment of $0.3 million.

Net cash provided by financing activities was $2.3 million in the first half of 2003 and consisted of $2.5 million private sale of common stock and employees exercising stock options, offset by the payment of financing costs associated with the restructuring of our debt In the first half of 2002, $39.3 million of financing was associated with the acquisition of product rights to Vaniqa, comprised of $26.3 million in secured notes payable, net of $1.7 million in debt issue costs, and $13.0 million from the issuance of senior convertible redeemable preferred stock. An additional $0.5 million was provided through employees exercising stock options and investors exercising previously issued warrants to purchase common stock.

The senior secured notes prohibit additional indebtedness, subject to exceptions, and contain a variety of financial and other covenants. Our recent operating results caused us to fall out of compliance with the financial covenants in the senior secured notes, which required us to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, a minimum fixed charge coverage ratio, a minimum net worth measured as of December 31, 2002 and March 31, 2003 and to limit our capital expenditures during 2002. In May 2003, we completed agreements to obtain waivers of these past defaults under our senior secured notes and restructured the terms of both our senior secured notes and our convertible redeemable preferred stock. The restructured agreements entered into with the holders of the senior secured notes and convertible redeemable preferred stock provide for the following:

•	the financial covenants governing the senior secured notes include only requirements for minimum cash revenue, maximum cash expenditures and minimum cash balances through December 31, 2004. Beginning in 2005, we will be subject to financial covenants setting a maximum ratio of net debt (defined as total indebtedness minus cash and cash equivalents) to earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum ratio of EBITDA to cash interest expense;

•	in addition to the Vaniqa® Cream assets that we have already pledged to secure our performance under the senior secured notes, we have granted the note holders an additional security interest in all of our other unencumbered assets, other than our rights to Esclim™;

•	we granted warrants to purchase 2.0 million shares of common stock at $0.63 per share to the holders of the senior secured notes. Warrants to purchase 1.7 million shares of our common stock at $5.50 per share previously issued to the note holders have been canceled;

•	net proceeds from future asset sales and the license and sale of international rights to Vaniqa® Cream, if any, will be apportioned among us, the holders of the senior secured notes and the holders of the convertible redeemable preferred stock according to a pre-determined formula; and

•	we exchanged shares of a new series of convertible redeemable preferred stock for the same number of shares of the series of convertible redeemable preferred stock previously issued. The new series of convertible redeemable preferred stock has the same terms as the prior series, except that it requires proceeds of specified asset sales to be used to redeem the shares of convertible redeemable preferred stock and grants us the right to redeem the convertible redeemable preferred stock at our option at a premium equal to 108% of accreted stated value of the convertible redeemable preferred stock through November 30, 2003, at which time the redemption premium will increase based on a formula that takes into account the number of shares redeemed before November 30, 2003. Under the terms of the prior series of convertible redeemable preferred stock, we would have had the option to redeem the preferred stock only if the trading price of our common stock exceeded three times the $6.35 conversion price for 30 consecutive trading days.

Any future default by us under the senior secured notes will allow the note holders to accelerate our indebtedness under the senior secured notes. There is no provision for acceleration of the convertible redeemable preferred stock, and the convertible redeemable preferred stock does not contain financial covenants. However, if the Company fails to make a purchase, redemption, liquidation or other payment due under the terms of the convertible redeemable preferred stock, the holders, voting as a separate class, will be entitled to elect two directors to our board of directors until such purchase, redemption, liquidation or other payment is made. Also, if the Company fails to make a purchase, redemption, liquidation or other payment due under the terms of the convertible redeemable preferred stock, or breaches or violates any other provision of the convertible redeemable preferred stock, the accretion rate will be increased to 18% per annum until such breach is cured.

Also in May 2003 and concurrent with the restructuring of the Company’s senior secured notes and convertible redeemable stock, the Company received $2.5 million of new capital through a private placement of its common stock. The Company received $1,450,000 related to the issuance of 2,042,252 shares and $1,050,000 related to 1,478,872 shares subscribed, all at $0.71 per share. Edward F. Calesa, the Company’s Chairman of the Board and Chief Executive Officer, invested $1.0 million and Richard L. Rubin, one of the Company’s directors, invested $50,000. The Company has agreed to register the shares of common stock issued in the private placement with the Securities and Exchange Commission to permit the resale of the shares by the private placement investors.

We believe that based on our current performance and future plans, our existing cash balances and funds raised through the private placement discussed above, we will have sufficient cash to fund our operations, make planned capital expenditures and meet our debt service commitments through June 30, 2004. We have announced our intention to sell our non-strategic assets — Bactrim™, Midrin®, Equagesic® and Synalgos®. Proceeds from these sales, if any, will be used to pay down the associated debt (in the case of Midrin®, Equagesic® and Synalgos®) with a specified portion of remaining proceeds, if any, to be used to retire or redeem the convertible redeemable preferred stock and senior secured notes and a specified portion of the remaining proceeds, if any, available to us to fund operations. In addition, we will seek to license and/or sell our international rights to Vaniqa® Cream, using a specified portion of the proceeds to retire or redeem the convertible redeemable preferred stock and senior secured notes and a specified portion of the remaining proceeds, if any, available to us to fund operations. If cash generated by operations, new capital and through the sale of non-strategic assets and sale or licensing of the international rights to Vaniqa® Cream international is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We may not be able to raise any such capital, if needed, on terms acceptable to us or at all. The extent of our needs for additional liquidity will depend on our future operating performance, which is itself dependent on a number of factors, many of which we cannot control, including prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting our business and operations.

The following table highlights our contractual and commercial obligations as of June 30, 2003 and when they are due:

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In thousands)
Long term debt	$42,250	$—	$31,250	$11,000	—
Short term debt	3,250	3,250	—	—	—
Inventory commitments	2,749	2,749	—	—	—
Senior convertible redeemable preferred stock	14,369	—	14,369	—	—
Third-party sales agreement	6,000	2,000	4,000	—	—
Operating lease obligations	882	436	446	—	—

Total contractual obligations	$69,500	$8,435	$50,065	$11,000	$—

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

In connection with the completion of its audit of, and the issuance of an unqualified report on, our financial statements for the year ended December 31, 2002, Ernst & Young LLP issued a management letter identifying deficiencies that existed in the design or operation of our internal controls that it considered to be material weaknesses in the effectiveness of our internal controls pursuant to standards established by the American Institute of Certified Public Accountants. A “material weakness” is a reportable condition in which the design or operation of one or more of the specific internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. In its letter, Ernst & Young identified the following three material weaknesses:

1. Standardized controls previously executed by the Company were not performed on either a timely basis, or not at all (including review of bank reconciliations, month-end account balance reconciliations, review of significant estimates by management and post-closing entries);

2. The Company was not performing certain standard financial statement closing procedures (ex: standard accruals and other month-end entries); and

3. A significant number of standardized entries were recorded as post-closing entries (ex: depreciation/amortization, accruals, equity transactions, etc.).

Ernst & Young attributed these deficiencies primarily to (1) the departure of the Director of Finance in December 2002 which resulted in our being understaffed by at least one high level technical accounting person, which resulted in work being reallocated to personnel without the requisite expertise; (2) significant revisions being made to accounting assumptions and analyses based on Ernst & Young’s findings; (3) time devoted to our default on covenants under our senior secured notes and our related efforts to restructure debt; and (4) management’s focus, during the closing process, on revising the terms of our indebtedness, the sale of certain non-strategic products and a restructuring of our business. Accordingly, Ernst & Young recommended that we take the following actions to address these items:

1. Hire a high level accounting person who can oversee the day-to-day operations of the accounting department (including review of month/quarter/year-end closing procedures, as well as preparation of significant/complex estimates and analyses), and who has expertise in the reporting requirements of a public company;

2. Enhance accounting documentation of key estimates involving revenue pipeline analysis and inventory reserves;

3. Realign accounting functions and responsibilities based on headcount additions and business changes; and

4. Document revised accounting controls and procedures.

In response to Ernst & Young’s recommendations, we have implemented or are implementing the following measures:

1. To supplement the efforts of our current staff, we will contract with an outside consultant on a monthly basis to review our procedures and assist in the preparation of estimates and analyses, and we have begun the search for a senior accounting professional with public company experience. We believe our performance of standardized controls and closing procedures already has improved over the course of the last few months.

2. Beginning with the second quarter closing, we have improved the process of estimating reserves for product returns, rebates, chargebacks and inventory obsolescence. Our Chief Financial Officer is now directly responsible for the calculation of these reserves and determining their adequacy.

3. We have realigned responsibilities among the current staff (for example, our Chief Financial Officer is now directly responsible for the calculation of estimates and reserves) to more evenly distribute work. We have begun the search for a senior accounting professional, with public company experience, to allow us to strengthen the accounting team and to provide additional segregation of duties; and

4. We have begun the process of documenting accounting controls and procedures. We now have a formal purchasing procedure that identifies various levels of authority needed to commit the Company’s resources. We have drafted a procedure dealing with estimates and reserves that we expect to finalize shortly. We are preparing a schedule and timeline of various procedures to be documented by September 30, 2003 with the goal of completing the process by year-end 2003.

Ernst & Young has discussed its letter and our responses with the Audit Committee of our Board of Directors. The Audit Committee is taking an active role in responding to the deficiencies identified by Ernst & Young, including overseeing management’s implementation of the remedial measures described above.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. During this evaluation, we determined that many of the factors identified by Ernst & Young as contributing to delays in our 2002 year-end closing, particularly our default on covenants under our senior secured notes, have not had a continuing impact on us or our disclosure controls and procedures. We also noted that our Chief Financial Officer has increased his direct involvement in the calculation of estimates and reserves and has implemented improved procedures and schedules for calculating these reserves and estimates since the 2002 year-end closing. Furthermore, as part of our evaluation, management specifically examined our performance on the three areas previously identified by Ernst &Young as material weaknesses and concluded that:

•	we performed standardized controls, including review of bank reconciliations, month-end account balance reconciliations and review of significant estimates by management, on a timely basis;

•	we performed standard financial statement closing procedures; and

•	we did not have significant standardized entries recorded as post-closing entries.

We have discussed with Ernst & Young our performance during the second quarter of 2003 on these aspects of our internal controls, and Ernst & Young has informed us that it agrees with our assessment that none of these areas continues to be deficient at the level of a “material weakness” or “significant deficiency.”

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer determined that despite the deficiencies identified by Ernst & Young with respect to our 2002 year-end closing, our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the quarter covered by this report.

Other than general improvement in our performance of standardized controls and closing procedures during our most recent fiscal quarter and the other actions described above that we have taken and are taking in response to Ernst & Young’s recommendations, there has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of December 31, 2002 and March 31, 2003, we were in default under our senior secured notes. Our financial performance for those periods caused us to fall out of compliance with the covenants and other requirements of the senior secured notes, which required, among other things, minimum earnings, minimum fixed charge coverage ratio and minimum net worth measured as of December 31, 2002 and the four quarters then ended and limited capital expenditures during 2002.

        In May 2003, we obtained a waiver of the defaults under the senior secured notes from the note holders by agreeing, among other things, to the restructuring of selected financial covenants in the senior secured notes, pledging additional assets to secure our obligations under the senior secured notes, amending selected terms of our convertible redeemable preferred stock, issuing new warrants to purchase common stock to the holders of the senior secured notes, and obtaining equity financing from an investor group led by Edward F. Calesa, our Chairman of the Board and Chief Executive Officer. Due to an oversight in the drafting of the restructured senior secured notes, the Company was technically in violation of a covenant that existed under the original agreement requiring “Maintenance of Minimum Net Worth.” It was not intended by the Company or the holders of the senior secured notes that this covenant apply after March 31, 2003, and the Company has received written confirmation of this from the noteholders. The Company and the noteholders are in the process of amending the restructured agreement to correct this oversight.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Dennis Jones, a member of our Board of Directors, resigned on August 11 for personal reasons.

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

We defer recognition of revenue if we determine that there is excess channel inventory for our products. We determine whether excess channel inventory exists based on an analysis of the amount of each product in the channel inventory and prescription activity and trends. Excess channel inventory exists if our wholesale customers’ inventory of our products exceeds our estimates of demand for our products at the retail level, after considering factors such as product shelf life. In addition, we obtain inventory information from key customers in order to provide more detailed information regarding the channel inventory at specific customer locations. We defer sales, net of the related product cost we pay to our suppliers associated with our estimated excess channel inventory. Therefore, we may be forced to defer product sales to our wholesale customers if we are not able to generate sufficient demand for those products at the retail level. As of June 30, 2003, we had deferred revenue of $2.1 million, which is included in the accompanying consolidated balance sheets. The deferral of revenue arose from slower than anticipated prescription growth for our products during the fourth quarter of 2002 and first half of 2003. There can be no certainty that we will be able to recognize this revenue in the future. Judgment is required in estimating the amounts of excess channel inventory. The actual amounts could be different from the estimates and differences are accounted for in the period in which they become known. Our inability to recognize revenue related to excess channel inventory may cause us to fail to meet the expectations of investors and, in turn, cause the price of our common stock to decline.

We believe we will have adequate cash to meet our operating and capital needs through the second quarter of 2004. If our assumptions about cash generation and usage are incorrect, we may be forced to withhold payment to suppliers, debt holders and others and to file for bankruptcy protection, which could diminish completely the value of an investment in our common stock.

We have estimated the timing and amounts of cash receipts and disbursements during 2003 and the first half of 2004 and we believe we will have adequate cash to meet our operating and capital needs through June 30, 2004. However, our assumptions may be wrong. If we are forced to seek bankruptcy protection because of our inability to make required payments, our common stock may become worthless and an investment in our common stock would be lost.

At June 30, 2003 we had cash of $6.7 million, and our working capital is in a deficit position at $7.7 million. We have developed plans to manage our cash resources that include increasing revenues, controlling expenditures, and timely and effective management of our inventory and other asset procurements. We also continue to pursue financing alternatives, specifically the sale of our non-strategic product lines, and sale of the rights to distribute Vaniqa® Cream to international markets. If we fail to comply with these covenants, the note holders may elect to accelerate our indebtedness under the senior secured notes and foreclose on the collateral pledged to secure our indebtedness under the senior secured notes. In addition, if we fail to comply with the covenants governing our indebtedness, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms that are acceptable to us, or at all.

We have been in business a short time and have experienced significant losses since our inception.

We have incurred significant losses since we were founded in November 1996, accumulating a deficit of $108.6 million through June 30, 2003. We have not achieved profitability in any complete fiscal year since our inception. Small, relatively new companies such as ours frequently encounter problems, delays and expenses that may be beyond their control. These include, but are not limited to, unanticipated problems and additional costs related to marketing, competition, manufacturing and product acquisitions and development. These problems could cause significant losses and/or volatility in our profitability which could adversely affect your investment in our common stock.

We have incurred significant debt obligations and issued other securities that will require us to make debt service and similar payments in the future.

As of June 30, 2003, we had outstanding debt obligations of $45.5 million, the proceeds of which were used to finance the acquisitions of Midrin®, Equagesic®, Synalgos® and Vaniqa® Cream. We issued an $11.0 million convertible promissory note payable to Élan to acquire the product rights for Midrin®. The note bears interest at 7% and the interest accretes to the principal of the note for the first two years. Beginning in the third quarter of 2003, we are required to make quarterly interest payments in cash. The principal plus unpaid interest under our note to Élan is due in June 2008. We issued a promissory note to Wyeth to acquire the product rights for Equagesic® and Synalgos®, of which $6.5 million remains outstanding. Under our note to Wyeth, we are required to make a cash payment of $3.25 million on each of November 28, 2003 and November 30, 2004.

In June 2002, we financed the acquisition of Vaniqa® Cream through the issuance of $28.0 million of our senior secured notes and $13.0 million of convertible redeemable preferred stock. We restructured the terms of our senior secured notes in May 2003 and, at the same time, issued a new series of convertible redeemable preferred stock in exchange for the prior series of convertible redeemable preferred stock. The senior secured notes mature in September 2005 and bear interest at the initial rate of 11%, which increases to 12.5% in December 2003, and 13% in June 2004. Interest on the senior secured notes is required to be paid in cash except that we may pay interest amounts in excess of 11% in cash or through the issuance of additional senior secured notes. The convertible redeemable preferred stock had a stated value of $14.4 million at June 30, 2003, which accretes at a rate of 10%, calculated quarterly, which increases to 11.5% in December 2003 and 12.5% in June 2004. Unless previously converted, we will be required to redeem the convertible redeemable preferred stock for cash at its accreted stated value plus accreted unpaid dividends, if any, in June 2006.

We have pledged our Vaniqa® Cream-related assets and all other unencumbered assets except our rights to Esclim™ to secure our obligations under the senior secured notes, and we have granted a second priority security interest in our Vaniqa® Cream related assets to the holders of our convertible redeemable preferred stock. We have also pledged assets related to Midrin®, Equagesic® and Synalgos® as security for the repayment of debt obligations incurred to finance the purchases of those assets. If we fail to make payment on these instruments as required, we may be declared in default and lose our rights to the products that secure their repayment.

Our senior secured notes and convertible redeemable preferred stock contain provisions and requirements that could limit our ability to secure additional financing and respond to changing business and economic conditions.

The restrictions contained in our senior secured notes and convertible redeemable preferred stock may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and acquire additional pharmaceutical products. Both our senior secured notes and our convertible redeemable preferred stock restrict our ability to incur additional indebtedness and require us to offer to use proceeds from additional indebtedness or the sale of other securities to repay the senior secured notes and redeem the convertible redeemable preferred stock, subject in each case to limited exceptions. Our senior secured notes, among other things, restrict our ability to create liens and sell assets, subject to limited exceptions. In addition, our senior secured notes require us to maintain minimum cash revenues, set a maximum cash expenditure level and maintain minimum cash balances through December 31, 2004. Beginning in 2005, we will be subject to financial covenants setting a maximum ratio of net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum ratio of cash interest expense.

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

Our estrogen replenishment therapy products may not maintain market acceptance. Esclim™ and our Ortho-Est® Tablets compete in the estrogen replenishment therapy market. Esclim™ accounted for 12.3% and 12.5% of our gross revenues for the quarters ended June 30, 2003 and 2002, respectively. Ortho-Est® Tablets accounted for 1.0% and 7.2% of our gross revenues for the quarters ended June 30, 2003 and 2002, respectively. In a study published in the Journal of the American Medical Association in July 2002, researchers affiliated with the National Cancer Institute reported that women on estrogen replenishment therapy after menopause ran a higher risk of ovarian cancer after ten years of use. This study and others could decrease the demand for our Esclim™ and Ortho-Est® Tablets products. These products also compete with combination estrogen/progestin hormonal replenishment therapy products. In another study published in the Journal of the American Medical Association in July 2002, researchers affiliated with the National Institutes of Health announced that its National Heart, Lung and Blood Institute had stopped the clinical trial of combination estrogen replenishment therapy in healthy menopausal women because of an increased risk of invasive breast cancer, heart attacks, strokes and blood clots. While this study noted no increased risk of breast cancer, heart attacks, strokes or blood clots for women on estrogen replenishment therapy, the perception of such a risk could decrease the demand for our Esclim™ and Ortho-Est® Tablets products and result in litigation from patients who used these products similar to that faced by some manufacturers of estrogen/progestin hormonal replenishment therapy products.

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

We have announced plans to consider the sale of product rights for those pharmaceutical products that are non-strategic and do not relate to our core mission of improving the health and well being of midlife women. We have taken an impairment charge against these assets in the first half of 2003. We may sell these product rights for less than their adjusted book value, thereby increasing the size of our net loss in 2003.

Part of our strategy for reaching our objective to become a premier marketer of health care products for midlife women is to focus our energies on those products – pharmaceutical and self-care – that directly target this audience. Other products in our portfolio, Midrin®, Bactrim™, Equagesic® and Synalgos®, do not meet this criteria and we have announced plans to attempt to sell these non-strategic products. In the event we are successful, proceeds we receive after paying off the associated debt in the case of Midrin®, Equagesic®, and Synalgos® will be apportioned among the holders of convertible preferred stock and senior secured notes and the company according to a pre-determined formula. We do not know whether the products will be sold in a group or individually, or at all, but it is possible that we will sell some or all of them at a price less than our book value. A sale of some or all of the products would improve our debt position and may increase our cash position (assuming we sell products for greater than the associated debt). However, selling products below their book value would increase our net loss beyond our expectations and those of our investors. This may disappoint investors and further depress the price of our common stock and the value of an investment in our common stock.

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

Historically, a limited number of customers has accounted for a significant portion of our total revenues. Four customers, McKesson Drug Operations, QK Healthcare, Inc., Cardinal Health, Inc. and AmerisouceBergen Corp., each individually accounted for greater than 10% of our total revenues for the year ended December 31, 2002. Together, these customers accounted for approximately 88% and 60% of our total revenues for the years ended December 31, 2002 and 2001, respectively. We have no long-term commitments from these customers or any other customers to purchase products from us. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our revenues. During the first half of 2003, we experienced such a reduction in our sales to these customers. In addition, because these key customers purchase such a relatively large percentage of our products, we may be particularly susceptible to risks of cancellation of product orders or returns of unsold products from these large wholesalers.

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

Our auditors have indicated to us that they believe there were material weaknesses in our internal controls at year-end 2002.

In connection with the completion of its audit of, and the issuance of an unqualified report on, our financial statements for the year ended December 31, 2002, Ernst & Young LLP delivered to us a management letter identifying deficiencies that existed in the design or operation of our internal accounting controls which, taken together, it considered to be material weaknesses in the effectiveness of our internal controls pursuant to standards established by the American Institute of Certified Public Accountants. The deficiencies identified by Ernst & Young included our failure to perform standardized control procedures and financial statement closing procedures with respect to our 2002 year-end closing on a timely basis and our recording of standardized entries as post-closing entries. Ernst & Young attributed these deficiencies primarily to (1) our being understaffed by at least one high level technical accounting person, which resulted in work being reallocated to personnel with less expertise; (2) significant revisions being made to accounting assumptions and analyses based on Ernst & Young’s recommendations; (3) our default on covenants under our senior secured notes and our related efforts to restructure the debt; and (4) management’s focus, during the audit process, on revising the terms of our indebtedness, the sale of certain non-strategic products and a restructuring of our business. Accordingly, Ernst & Young recommended that we:

•	hire a high level accounting person who can oversee the day-to-day operations of the accounting department,

•	enhance accounting documentation of key estimates involving pipeline analysis and inventory reserves,

•	realign accounting functions and responsibilities based on headcount additions and business changes, and

•	document revised accounting controls and procedures.

In response to Ernst & Young’s recommendations, we are contracting with an outside consultant on a monthly basis to review our procedures and assist in the preparation of estimates and analyses; beginning the search for a senior accounting professional with public company experience to allow us to strengthen the accounting team and to provide additional segregation of duties; improving our performance of standardized controls and closing procedures; realigning responsibilities among the current staff to more evenly distribute work; and beginning the process of documenting accounting controls and procedures. These remedial measures may not completely eliminate the material weaknesses in our internal controls identified to us by Ernst & Young, and we may have additional material weaknesses or significant deficiencies in our internal controls that neither Ernst & Young nor our management has yet identified. The existence of one or more material weaknesses or significant deficiencies could result in errors in our consolidated financial statements.

If we discover such an error after we file such consolidated financial statements, we could be required to restate prior period financials, which could lead to litigation against us and could cause our stock price to decline.

Potential future impairments under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” could adversely affect our future results of operations and financial position.

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including product rights, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured and recognized if the sum of the expected future discounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset were determined to be impaired, an impairment loss to write-down the carrying value of the asset to fair value by using quoted market prices when available, would be required. When a quoted market price is not available, an estimated fair value would be determined through other valuation techniques. We have used projected cash flows discounted to reflect the expected technical, commercial, competitive and other factors related to acquired technologies or product, and comparisons to similar asset sales and valuations by others, to estimate the fair value of our intangible assets. These future tests may result in a determination that these assets have been impaired. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

We have previously announced plans to consider divesting the product rights to pharmaceutical products that are non-strategic and do not relate to our core mission of improving the health and well-being of midlife women. As noted in the section titled “Critical Accounting Policies and Estimates,” we re-evaluate the carrying value of assets annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Accordingly, we have concluded that an impairment charge of $5.9 million is appropriate for these products. This amount is subject to change based on the final sale, if any, of the products.

In addition, under the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, rules, goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests in accordance with the statement. As of June 30, 2003 we had goodwill and intangible assets recorded at approximately $2.7 million, net of accumulated amortization, associated with our acquisition of As We Change. During the second quarters of 2003 and 2002, we performed the required impairment tests of goodwill and indefinite lived intangible assets to determine if a transition impairment charge should be recognized under SFAS 142. The tests showed that no impairment charge should be recognized. We will continue to test for impairment at least annually.

Our failure to retain the principal members of our management team and sales force or to hire additional qualified employees would adversely affect our ability to implement our business plan.

Our success depends upon the retention of the principal members of our management, technical and marketing and sales staff. In particular, the loss of the services of Edward F. Calesa, our Chief Executive Officer and Chairman of the Board, or other key members of our management team might significantly delay or prevent the achievement of our development and strategic objectives. We have entered into an employment contract with Mr. Calesa. We are the beneficiary of a life insurance policy on the life of Mr. Calesa in the amount of $2.0 million. If Mr. Calesa ceases to serve as our Chief Executive Officer, we may be required to redeem the senior secured notes and convertible redeemable preferred stock. We do not have life insurance policies on the lives of any other members of our management team. In March 2003, we reduced the size of our sales force by 60% to eliminate those territories that have not been profitable. While we have given incentives to the remaining sales force with pay raises and stock options, we cannot be certain that our sales personnel will continue their employment with us, or continue to be productive. If we are unable to retain this smaller group of highly trained sales representatives, demand for our products may be negatively impacted and our revenues may decline. Our success also depends on our ability to attract additional qualified employees. Our inability to retain our existing personnel or to hire additional qualified employees would have a material adverse effect on our company and an investment in our common stock.

Our management and existing stockholders have substantial control over our voting stock could adversely affect our business and our stock price.

As of August 5, 2003, Edward F. Calesa and his family members jointly beneficially owned approximately 34.3% of our common stock. Also as of the same date, our present directors and executive officers, their family and affiliates as a group beneficially owned approximately 36.6% of our outstanding common stock. Accordingly, if all or certain of these stockholders were to act together, they would be able to exercise significant influence over or control the election of our board of directors, the management and policies of Women First and the outcome of certain corporate transactions or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

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

The market price of our common stock declined significantly in March 2003 and may continue to decline in the future. From January 1, 2000 to July 31, 2003, our stock has ranged from a high sales price of $11.84 to a low sales price of $0.44. The market prices and trading volumes for securities of emerging companies, like Women First, historically have been highly volatile and have experienced significant fluctuations both related and unrelated to the operating performance of those companies. Factors beyond our control such as stockholders’ reactions to our public announcements, our restructuring efforts, sales of substantial amounts of shares by large stockholders, concern as to safety of drugs, and general market conditions, can have an adverse effect on the market price of our securities. Shortfalls in our revenues, earnings, customer growth or other business metrics in any given period relative to the levels and schedule expected by securities analysts, could immediately, significantly and adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the subject company. Litigation of this type could result in substantial costs and a diversion of our management’s attention and resources which could, in turn, have a material adverse effect on our business, financial condition and results of operations. We have directors and officers insurance for this type of action but may be unable to buy such coverage in the future because of our results and expected increase in cost.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1		Women First HealthCare, Inc. Amended and Restated 1998 Long-Term Incentive Plan, as amended.

31.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Women First HealthCare, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)	Reports on Form 8-K

On May 12, 2003, we filed a Current Report on Form 8-K to report under Item 5 that on May 12, 2003 we raised $2.5 million through a private placement of common stock and completed the restructuring of our senior secured notes and convertible preferred stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOMEN FIRST HEALTHCARE, INC

Date: August 14, 2003	By:	/s/ EDWARD F. CALESA
Edward F. Calesa President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2003	By:	/s/ CHARLES M. CAPORALE
Charles M. Caporale Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)