Form 10-Q
period 2003-09-30
WOMEN FIRST HEALTHCARE INC
filed 2003-11-14
CIK 1081004

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 0-26487

WOMEN FIRST HEALTHCARE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3919601

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5355 Mira Sorrento Place, San Diego, CA	92121

(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code): (858) 509-1171

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report):

12220 El Camino Real, Suite 400, San Diego, CA 92130-2019

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

As of November 1, 2003, 26,548,498 shares of common stock, par value $.001 per share, were outstanding.

WOMEN FIRST HEALTHCARE, INC.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (Unaudited)

WOMEN FIRST HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$2,915	$9,079
Accounts receivable, net	3,360	16,606
Inventory	2,621	3,703
Prepaid expenses, samples and other current assets	1,796	3,209

Total current assets	10,692	32,597

Property and equipment, net	725	864
Product rights, net	67,872	77,432
Intangible assets, net	2,788	2,813
Notes receivable from officers	450	450
Restricted cash	175	100
Debt issuance costs	1,238	1,503
Other assets	1,942	2,224

Total assets	$85,882	$117,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,064	$3,509
Payable to related party	—	772
Accrued salaries, payroll taxes and employee benefits	427	651
Other accrued liabilities	990	2,778
Liabilities to customers	5,736	746
Reserves for product returns, exchanges, rebates and chargebacks	5,729	2,926
Deferred revenue	1,283	4,204
Current portion of long-term debt	3,207	3,018

Total current liabilities	20,436	18,604

Long-term debt, excluding current portion	40,714	39,839
Senior convertible redeemable preferred stock	14,731	13,682
Stockholders’ equity:
Preferred stock	—	—
Common stock	25	22
Treasury stock	(100)	(100)
Additional paid-in capital	123,621	120,486
Accumulated deficit	(113,545)	(74,550)

Total stockholders’ equity	10,001	45,858

Total liabilities and stockholders’ equity	$85,882	$117,983

See accompanying notes.

WOMEN FIRST HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net revenues	$5,152	$15,517	$8,007	$37,067
Cost of sales (including purchases from related party of $7, $27, $170, and $237, respectively)	2,994	4,769	11,893	10,781
Marketing and sales expenses	3,233	6,338	16,375	16,761
General and administrative expenses	1,725	1,588	5,815	4,435
Regulatory, research and development expenses	224	172	599	434
Restructuring charges	—	—	653	—
Impairment of product rights	—	—	5,899	—

Total costs and operating expenses	8,176	12,867	41,234	32,411

Income (loss) from operations	(3,024)	2,650	(33,227)	4,656
Interest and other income	14	51	58	160
Interest expense	(1,573)	(1,550)	(4,777)	(2,319)

Net income (loss)	(4,583)	1,151	(37,946)	2,497
Accretion of beneficial conversion feature related to convertible preferred stock	—	—	—	(1,024)
Accretion of stated value of convertible preferred stock	(362)	(325)	(1,049)	(344)

Net income (loss) available to common stockholders	$(4,945)	$826	$(38,995)	$1,129

Net income (loss) per share available to common stockholders (basic and fully diluted)	$(0.19)	$0.04	$(1.57)	$0.05

Weighted average shares used in computing net income (loss) per share:
Basic	26,508	22,941	24,805	22,818

Diluted	26,508	23,536	24,805	23,801

See accompanying notes.

WOMEN FIRST HEALTHCARE, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2003	2002
Operating activities
Net income (loss)	$(37,946)	$2,497
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	552	809
Amortization of product rights	3,900	2,591
Restructuring charge	653	—
Impairment of product rights	5,899	—
Amortization of deferred compensation	—	65
Amortization of original issue discount, imputed interest and financing expenses	2,150	1,371
Changes in operating assets and liabilities	17,082	(10,695)

Net cash used for operating activities	(7,710)	(3,362)

Investing activities
Acquisition of product rights	—	(40,226)
Transfer of manufacturing rights	(239)	(2,387)
Loans to officers	—	(450)
Restricted cash	(75)	—
Purchases of property and equipment and other	(255)	(798)
Loss on disposal of property and equipment	(203)	—

Net cash used in investing activities	(772)	(43,861)
Financing activities
Issuance of note payable	—	28,000
Financing costs	(217)	(1,693)
Issuance of senior convertible redeemable preferred stock	—	13,000
Issuance of common stock	2,534	547

Net cash provided by financing activities	2,317	39,854

Net increase (decrease) in cash and cash equivalents	(6,164)	(7,369)
Cash and cash equivalents at beginning of the period	9,079	19,378

Cash and cash equivalents at end of the period	$2,915	$12,009

Supplemental investing and financing activities:
Accretion of stated value of convertible preferred stock	$1,049	$344
Warrants issued in connection with debt	$604	$4,131
Assumption of returns liability in lieu of cash payment for product rights	$—	$2,500
Issuance of warrants in connection with product rights acquisition	$—	$5,746

See accompanying notes.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

September 30, 2003

1.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared on a going concern basis. Since our inception, Women First Healthcare (the “Company” or “Women First”) has funded its operating losses, acquisitions of product rights and working capital requirements primarily from proceeds received from net revenues, sales of equities and issuances of debt. As of September 30, 2003, the Company had cash and cash equivalents of $2.9 million, a working capital deficit of $9.7 million and an accumulated deficit of $113.5 million.

The Company’s operating results during the fourth quarter of 2002 and the first and second quarters of 2003 caused it to fall out of compliance with certain financial covenants applicable to our senior secured notes. In May and August 2003, the Company amended and restructured the senior secured notes and convertible redeemable preferred stock agreements, among other things, to: (i) waive these past defaults, (ii) institute new financial covenants, (iii) pledge additional security interests in certain assets, (iv) grant new warrants to replace canceled warrants, (v) provide for an apportionment of net proceeds from future asset sales and/or the license and sale of international rights to Vaniqa® Cream, if any, based on a pre-determined formula; and (vi) exchange shares of a new series of convertible redeemable preferred stock for the same number of shares of the series of convertible redeemable preferred stock previously issued (see note 8).

Any future default by the Company under the senior secured notes would allow the note holders to accelerate the indebtedness under the senior secured notes. There is no provision for acceleration of the convertible redeemable preferred stock, and the convertible redeemable preferred stock does not contain financial covenants. However, if the Company fails to make a purchase, redemption, liquidation or other payment due under the terms of the convertible redeemable preferred stock, the holders, voting as a separate class, will be entitled to elect two directors to our board of directors until such purchase, redemption, liquidation or other payment is made. Also, if the Company fails to make a purchase, redemption, liquidation or other payment due under the terms of the convertible redeemable preferred stock, or breaches or violates any other provision of the convertible redeemable preferred stock, the accretion rate will be increased to 18% per annum until such breach is cured.

As of September 30, 2003, the Company was in compliance with the terms of the restructured agreements.

The Company’s ability to fund its operations, debt service and to remain in compliance with the financial covenants during the next twelve-month period is dependent on its ability to: (i) close a transaction to license rights to market and sell Vaniqa® Cream in Europe and certain other territories (see note 9), (ii) establish positive cash flows from operations, (iii) deliver new product and replacement product in a timely manner, and (iv) divest certain product rights. Based upon the Company’s cash position at September 30, 2003, the cash expected to be generated from the licensing of rights to market and sell Vaniqa® Cream in Europe and certain other territories (see Note 9), its management of operating expenditures and expected proceeds from other on-going divestiture activities, management believes it will have sufficient cash to fund operations through September 30, 2004.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals as well as any estimated impairment and restructuring charges) considered necessary for a fair presentation have been included.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and disclosures included in our annual report on Form 10-K for the year ended December 31, 2002.

As used herein, the Company collectively refers to the consolidated entity of Women First HealthCare, Inc., and As We Change, LLC and Women First HealthCare Limited. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications were made to the prior consolidated financial statements to conform to the presentation adopted in 2003.

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

Revenue Recognition and Deferral

The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products or services has occurred; (iii) the selling price is fixed or determinable; (iv) collectibility is reasonably assured; and (v) title has passed and the Company has received customer acceptance.

The Company defers revenue recognition if, in its judgment, it determines there is excess channel inventory for its products (i.e, if the Company’s wholesale customers’ inventory of its products exceeds the Company’s estimates of demand at the retail level, after considering factors such as product shelf-life and prescription activity and trends). The Company purchases inventory data from nationally recognized providers of this information and obtains inventory information from certain key customers in order to provide more detailed information regarding the channel inventory at specific customer locations. The Company defers sales, net of the related product acquisition costs paid to its suppliers, associated with the estimated excess channel inventory. As of September 30, 2003, the Company had deferred revenue of approximately $1.3 million, which is included in the accompanying consolidated balance sheets. The actual amounts could be different from the estimates and differences are accounted for in the period in which they become known.

Comprehensive Income

For the periods presented in the accompanying financial statements, the Company has no items for which comprehensive income (loss) would materially differ from the reported net income (loss).

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share includes common stock equivalent shares, comprised of shares of common stock to be issued upon the exercise of stock options, warrants and conversion of preferred stock and a note payable, if dilutive. There were approximately 7.8 million potentially dilutive common shares at September 30, 2003. Common stock equivalents are not included in the calculation of diluted net loss per share, as their impact would be anti-dilutive.

Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Three months ended September 30,
	2003	2002
Weighted average common shares outstanding used in calculating basic per share amounts	26,508	22,941
Net effect of dilutive common share equivalents using the treasury stock method	—	595

Shares used in calculating diluted per share amounts	26,508	23,536

	Nine months ended September 30,
	2003	2002
Weighted average common shares outstanding used in calculating basic per share amounts	24,805	22,818
Net effect of dilutive common share equivalents using the treasury stock method	—	983

Shares used in calculating diluted per share amounts	24,805	23,801

Stock-Based Compensation

The Company accounts for stock option plans in accordance with the provisions of the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations which recognize compensation expense on the grant date if the current market price of the stock exceeds the exercise price.

The Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123) as amended in December 2002 by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), together establish the use of the fair value based method of accounting for stock-based compensation, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. SFAS 123 and SFAS 148 permit companies to elect to continue using the intrinsic value accounting method specified in APB 25 to account for stock-based compensation related to option grants to employees. The Company has elected to retain the intrinsic value based method for such grants. Options or stock awards issued to non-employees have been determined in accordance with SFAS 123, SFAS 148 and Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (EITF 96-18).

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

The following table discloses the pro-forma net income (loss) if the fair value method of accounting for stock-based employee compensation cost had been applied to all awards. The fair value for these options was estimated at the date of grant using the Black-Scholes method for options pricing.

	Three months ended September 30,
	2003	2002
	(in thousands, except per share data)
Net income (loss) available to common stockholders, as reported	$(4,945)	$826
Stock-based compensation using the fair value method	(297)	(312)

Pro-forma net income (loss) available to common stockholders	$(5,242)	$514

Net income (loss) per share available to common stockholders (basic and diluted), as reported	$(.19)	$.04
Effect of stock-based compensation using the fair value method	(.01)	(.02)

Pro-forma net income (loss) per share available to common stockholders (basic and diluted)	$(.20)	$.02

	Nine months ended September 30,
	2003	2002
	(in thousands, except per share data)
Net income (loss) available to common stockholders, as reported	$(38,995)	$1,129
Stock-based compensation using the fair value method	(892)	(916)

Pro-forma net income (loss) available to common stockholders	$(39,887)	$(213)

Net income (loss) per share available to common stockholders (basic and diluted), as reported	$(1.57)	$.05
Effect of stock-based compensation using the fair value method	(.04)	(.04)

Pro-forma net income (loss) per share available to common stockholders (basic and diluted)	$(1.61)	$.01

The Black-Scholes option-pricing model used the fair value method in the three and nine month periods ending September 30, 2003 and 2002 with the following assumptions:

	2003	2002
Risk-free interest rate	2.98%	2.75%
Dividend yield	0%	0%
Volatility factor	167%	416%
Weighted-average expected life of the options	5 years	5 years

For purposes of the adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The weighted-average fair value of options granted during the three months and nine months ended September 30, 2003 were $1.35 and $1.05, respectively. The weighted-average fair value of options granted during the three months and nine months ended September 30, 2002 were $5.02 and $7.02, respectively.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments; (a) mandatorily redeemable shares which the issuing company is obligated to buy back in exchange for cash or other assets, (b) put options and forward purchase contracts that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, and (c) obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and for all periods beginning after June 15, 2003. The Company is currently evaluating the adoption of SFAS No. 150 and its impact on the Company’s consolidated financial statements. The Company does not anticipate the adoption of SFAS No. 150 has had, nor does the Company anticipate that it will have, a material impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain pre-existing contracts. The adoption of SFAS No. 149 has not had a material impact on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources to the entity to support its activities. The Company is currently evaluating the adoption of FIN 46 and its impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amended SFAS No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 became effective for fiscal years ending after December 15, 2002. The interim disclosure provisions became effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have currently chosen not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If we should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on our consolidated financial position and results of operations.

In November 2002, the FASB Emerging Issues Task Force (EITF) issued its consensus concerning Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. EITF 00-21 is effective for revenue arrangements entered into during fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 has not had a material impact on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a liability to be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements ending after December 15, 2002. The adoption of FIN 45 has not had a material impact on our consolidated financial statements.

2.    Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2003	December 31, 2002
	(in thousands)
Trade receivables	$3,752	$17,108
Allowance for doubtful accounts and cash discounts	(392)	(502)

	$3,360	$16,606

3.    Inventory

Inventory, which is primarily finished goods, consists of the following:

	September 30, 2003	December 31, 2002
	(in thousands)
Pharmaceutical products	$5,658	$4,933
Self-care products	764	685

	6,422	5,618
Reserves and loss for firm purchase obligations	(3,801)	(1,915)

	$2,621	$3,703

4.    Product Rights

The Company amortizes acquired rights for pharmaceutical products over the estimated economic useful life of 15 years. The useful life is based on the estimated marketability and future sales volume, which are dependent on a variety of factors, including the introduction of new products by competitors and continued use of existing product.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company reviews the long-lived assets, including product rights, for impairment annually or

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured and recognized if the sum of the expected future discounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset were determined to be impaired, an impairment loss would be recorded to write-down the carrying value of the asset to fair value by using quoted market prices when available. When a quoted market price is not available, an estimated fair value would be determined through other valuation techniques. The Company has used projected cash flows discounted to reflect the expected technical, commercial, competitive and other factors related to acquired technologies or products, and comparisons to similar asset sales and valuations by others, to estimate the fair value of the intangible assets. Performance in future periods may result in these products not meeting expectations and leading to lower than expected cash flows, in which case product rights will be revalued and an impairment charge will be recorded when determined.

The Company has previously announced plans to consider divesting the product rights to pharmaceutical products that are non-strategic and do not relate to the core mission of improving the health and well-being of midlife women. In March 2003, the Company recorded an impairment charge of $5.9 million related to these product rights.

5.    Reserves for Product Returns, Exchanges, Rebates, Chargebacks, Cash Discounts and Liabilities to Customers

The Company reports revenue net of estimated reserves for product returns, exchanges, rebates, distributor chargebacks, and prompt pay discounts. The Company estimates its reserve requirements utilizing historical data, industry information and information obtained from key customers. The Company generally accepts for credit or exchange pharmaceutical products that have become unusable due to passage of the expiration date, drug recall or discontinuance. If actual results differ from the estimates, the Company adjusts the reserves in the period the difference is known.

Certain governmental health insurance providers as well as hospitals and clinics that are members of group purchasing organizations may be entitled to price discounts and rebates on the Company’s products used by those organizations and their patients. When recording sales, the Company estimates the likelihood that products sold to wholesale distributors will ultimately be subject to a rebate or price discount and records sales net of estimated discounts for rebates and chargebacks. This estimate is based on historical trends and industry data on the utilization of the Company’s products.

Reserves of $1.5 million and $0.6 million were recorded in the three months ended September 30, 2003 and 2002, respectively. Actual returns, exchanges, rebates and chargebacks applied during the same three months were $1.7 million and $0.8 million, respectively. Reserves of $6.5 million and $2.7 million were recorded in the nine months ended September 30, 2003 and 2002, respectively. Actual product returns, exchanges, rebates and chargebacks applied during the same nine months were $5.1 million and $2.7 million, respectively.

Liabilities to customers primarily arose from customer returns received for expired or expiring product, for which the Company generally expects to satisfy the liability by shipping replacement product (some of which is already in stock) or by issuing credits against future receivables. The balance was $5.7 million at September 30, 2003.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

6.    Restructuring Charges

In March 2003, the Company announced restructuring plans in order to improve its operating results and terminated 56 employees consisting primarily of sales and marketing personnel in the pharmaceutical division. Under the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company accrued $0.7 million in costs relating to this restructuring in the first quarter of 2003. The costs consist of severance pay and related benefits of $0.3 million and $0.4 million in equipment and early termination fees on leased vehicles used by terminated employees. The following table displays the activity and balances of the restructuring accrual from January 1, 2003 to September 30, 2003 (in thousands):

	Severance Costs for Involuntary Employee Terminations	Lease Termination Costs	Total
Balance as of January 1, 2003	$—	$—	$—
Charges	273	380	653
Cash payments	(238)	(415)	(653)
Reclassification of estimates	(35)	35	—

Balance at September 30, 2003	$0	$0	$0

7.    Segment and Significant Customer Disclosures

As of September 30, 2003, the Company operated in two segments: (i) pharmaceutical, which markets and sells pharmaceutical products, and (ii) consumer, which markets and sells self-care products. The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately because they perform different services utilizing different and distinct operations.

Information as to the segment operations is set forth below based on the nature of the products and services offered. The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income or loss, defined as income or loss before other income/expense. Operating income or loss by segment does not include corporate overhead allocations. Transactions between segments are not significant. Each segment generates revenues primarily in the United States, and revenue from foreign sources is not significant. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 1).

	Three months ended September 30, 2003
	(in thousands)
	Pharmaceutical	Consumer	Corporate	Consolidated
Net revenues	$3,302	$1,850	$—	$5,152
Cost of sales	2,157	837	—	2,994
Operating expenses	2,521	1,206	1,455	5,182

Income (loss) from operations	(1,376)	(193)	(1,455)	(3,024)
Interest and other income	—	—	14	14
Interest expense	—	—	(1,573)	(1,573)

Net income (loss)	$(1,376)	$(193)	$(3,014)	$(4,583)

Depreciation and amortization	$1,433	$43	$—	$1,476
Expenditures for segment assets	$326	$9	$75	$410

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

	Three months ended September 30, 2002
	(in thousands)
	Pharmaceutical	Consumer	Corporate	Consolidated
Net revenues	$14,035	$1,482	$—	$15,517
Cost of sales	4,100	669	—	4,769
Operating expenses	5,775	922	1,401	8,098

Income (loss) from operations	4,160	(109)	(1,401)	2,650
Interest and other income	—	—	51	51
Interest expense	—	—	(1,550)	(1,550)

Net income (loss)	$4,160	$(109)	$(2,900)	$1,151

Depreciation and amortization	$1,695	$34	$22	$1,751
Expenditures for segment assets	$1,279	$30	$—	$1,309

	Nine months ended September 30, 2003
	(in thousands)
	Pharmaceutical	Consumer	Corporate	Consolidated
Net revenues	$905	$7,102	$—	$8,007
Cost of sales	8,601	3,292	—	11,893
Operating expenses	20,165	4,244	4,932	29,341

Income (loss) from operations	(27,861)	(434)	(4,932)	(33,227)
Interest and other income	—	—	58	58
Interest expense	—	—	(4,777)	(4,777)

Net income (loss)	$(27,861)	$(434)	$(9,651)	$(37,946)

Depreciation and amortization	$4,383	$69	$—	$4,452
Segment assets	$77,577	$4152	$4,153	$85,882
Expenditures for segment assets	$570	$127	$75	$772

	Nine months ended September 30, 2002
	(in thousands)
	Pharmaceutical	Consumer	Corporate	Consolidated
Net revenues	$31,325	$5,742	$—	$37,067
Cost of sales	8,328	2,453	—	10,781
Operating expenses	14,465	3,304	3,861	21,630

Income (loss) from operations	8,532	(15)	(3,861)	4,656
Interest and other income	—	—	160	160
Interest expense	—	—	(2,319)	(2,319)

Net income (loss)	$8,532	$(15)	$(6,020)	$2,497

Depreciation and amortization	$3,295	$105	$65	$3,465
Segment assets	$102,042	$3,818	$13,568	$119,428
Expenditures for segment assets	$43,820	$41	$—	$43,861

For the three and nine months ended September 30, 2003, sales to three and two customers aggregated 61% and 29%, respectively. Individually, these customers accounted for 30%, 18%, and 12% for the three months, and 15% and 14% for the nine months, respectively. For the three and nine months ended September 30, 2003, sales to two and three customers aggregated 68% and 73%, respectively. Individually, these customers accounted for 52% and 16% for the three months, and 32%, 26% and 15% for the nine months, respectively.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

8.    Debt Restructuring

The Company’s operating results during the fourth quarter of 2002 and the first and second quarters of 2003 caused it to fall out of compliance with certain financial covenants which only apply to its senior secured notes. In May and August 2003, the Company amended and restructured the senior secured notes and convertible redeemable preferred stock agreements to waive these past defaults and provide for the following:

•	financial covenants requiring minimum cash revenue, maximum cash expenditures and minimum cash balances through December 31, 2004. Beginning in 2005, the Company will be subject to financial covenants setting a maximum ratio of net debt (defined as total indebtedness minus cash and cash equivalents) to EBITDA, and a minimum ratio of EBITDA to cash interest expense. The senior secured notes prohibit additional indebtedness, subject to certain exceptions;

•	in addition to the Vaniqa® Cream assets that the Company has already pledged to secure its performance under the senior secured notes, the Company has granted the note holders an additional security interest in all of its other assets, other than its rights to Esclim™ and Midrin®;

•	the Company granted warrants to purchase 2.0 million shares of common stock at $0.63 per share to the holders of the senior secured notes. Warrants to purchase 1.7 million shares of the Company’s common stock at $5.50 per share previously issued to the note holders were canceled;

•	net proceeds from future asset sales and the license and/or sale of international rights to Vaniqa® Cream, if any, will be apportioned among the holders of the convertible redeemable preferred stock and the holders of the senior secured notes and the Company according to a pre-determined formula; and

•	the Company exchanged shares of a new series of convertible redeemable preferred stock for the same number of shares of the series of convertible redeemable preferred stock previously issued. The new series of convertible redeemable preferred stock has the same terms as the prior series, except that it requires proceeds of specified asset sales to be used to redeem the shares of convertible redeemable preferred stock and grants to the Company the right to redeem the convertible redeemable preferred stock at the Company’s option at a premium equal to 108% of accreted stated value of the convertible redeemable preferred stock through November 30, 2003, at which time the redemption premium will increase based on a formula that takes into account the number of shares redeemed before November 30, 2003. Under the terms of the prior series of convertible redeemable preferred stock, the Company would have had the option to redeem the preferred stock only if the trading price of the Company’s common stock exceeded three times the $6.35 conversion price for 30 consecutive trading days.

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

Concurrent with the restructuring of the Company’s senior secured notes and convertible redeemable stock, the Company received $2.5 million of new capital through a private placement of its common stock at $0.71 per share. Edward F. Calesa, the Company’s Chairman of the Board and Chief Executive Officer, invested $1.0 million and Richard L. Rubin, one of the Company’s directors, invested $50,000. The Company has agreed

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

to register the shares of common stock issued in the private placement with the Securities and Exchange Commission to permit the resale of the shares by the private placement investors. At the Company’s annual meeting in August 2003, the stockholders approved the sale the common stock to Mr. Calesa and Dr. Rubin.

The issuance of the new warrants and corresponding cancellation of the old warrants resulted in an additional original debt issue discount of $0.6 million which will be amortized over the remaining term of the debt using the interest method.

9.    Subsequent Event

The Company is currently negotiating to license Vaniqa® Cream sales and marketing rights for European and certain other territories (excluding Latin America and other countries where the Company may pursue other licensing opportunities) to a multinational pharmaceutical company (“MNPC”) in exchange for upfront cash plus other consideration. Pursuant to the terms of the restructured agreements with our lenders, the Company will apportion some of the proceeds to redeem a portion of its outstanding senior convertible redeemable preferred stock at its current redemption price. The balance of the proceeds will be used for working capital purposes.

In October 2003, the Company reached an agreement in principle with a lender to modify the terms of a senior note payment due on November 28, 2003, such that 50% of the principal payment due in November of $3.25 million is to be deferred until May 28, 2004. The Company will pay interest on the deferred balance of $1.6 million at 12%, which interest is due in equal quarterly installments in February and May 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below in “Part II—Item 5: Other Information—Factors That May Affect Future Performance.” We undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date hereof.

Overview

Women First is a specialty pharmaceutical company dedicated to improving the health and well-being of midlife women. Our mission is to help midlife women make informed choices about their physical and emotional health and to provide pharmaceutical products and self-care products to help these women improve the quality of their lives. We market these products in the United States through a number of channels, including our dedicated sales force, our direct-to-consumer marketing programs through our Internet sites, womenfirst.com, aswechange.com and vaniqa.com, and through our As We Change® national mail order catalog.

As of September 30, 2003, we offered the following products for sale:

Pharmaceutical Products—Women’s Health Division

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

Pharmaceutical Products—Skin Care Division

•	Vaniqa® Cream (eflornithine hydrochloride), 13.9%, a topical cream clinically proven to slow the growth of unwanted facial hair in women for which we acquired exclusive worldwide rights in June 2002 from a joint venture formed by Bristol-Myers Squibb Company and The Gillette Company.

Pharmaceutical Products—Non-Strategic

In March 2003, we announced plans to consider the sale of product rights to those pharmaceutical products that are non-strategic and do not relate to our core mission of improving the health and well-being of midlife women. As of September 30, 2003, we considered the following pharmaceutical products to be non-strategic:

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

Results of Operations

Since we were founded in November 1996, we have incurred significant losses and have accumulated a deficit of $113.5 million through September 30, 2003. We have not achieved profitability in any complete fiscal year since our inception. Small, relatively new companies such as ours frequently encounter problems, delays and expenses that may be beyond our control. These include, but are not limited to, unanticipated problems and additional costs related to marketing, competition, manufacturing and product acquisitions, and development.

Three and Nine Months Ended September 30, 2003 and 2002

Net Revenues.    Net revenues are derived from our two segments, pharmaceutical and consumer. As shown in the following tables, net revenues in the three months ending September 30, 2003 were $5.2 million, a 66.8% decrease compared to $15.5 million of net revenues in the third quarter of 2002. Net revenues for the first nine months of 2003 were $8.0 million, a 78.4% decrease compared to $37.1 million of net revenues in the same period in 2002.

We consistently have reported the results of operations consistent with GAAP requirements. Financial statements presented reflect net revenue consistent with these guidelines. Due to the extensive reserves that have been established, management has determined to provide a comparison of components of cost of sales against gross revenues as a supplemental means to understand the nature of our business. While management believes the information that follows is useful supplemental disclosure to investors, this information is not to be construed as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

	Three months ended September 30,
	2003			2002
	Gross Revenues	Reserves	Net Revenues	Gross Revenues	Reserves	Net Revenues
	(in thousands)
Net Revenues
Pharmaceutical revenues:
Women’s health:
Esclim™	$1,773	$(1,184)	$589	$1,166	$(70)	$1,096
Ortho-Est® Tablets	53	3	56	332	(20)	312

	1,826	(1,181)	645	1,498	(90)	1,408
Skin Care:
Vaniqa® Cream	755	401	1,156	7,711	(308)	7,403
Non-strategic:
Midrin®	335	217	552	300	(18)	282
Bactrim™	525	(592)	(67)	441	(26)	415
Equagesic®	537	(34)	503	519	(31)	488
Synalgos®	624	(135)	489	4,248	(165)	4,083

	2,021	(544)	1,477	5,508	(240)	5,268
Other	22	2	24	(46)	2	(44)

Total pharmaceutical revenues	4,624	(1,322)	3,302	14,671	(636)	14,035
Consumer revenues	2,013	(163)	1,850	1,612	(130)	1,482

Total	$6,637	$(1,485)	$5,152	$16,283	$(766)	$15,517

	Nine months ended September 30,
	2003			2002
	Gross Revenues	Reserves	Net Revenues	Gross Reserves	Revenues	Net Revenues
	(in thousands)
Net Revenues
Pharmaceutical revenues:
Women’s health:
Esclim™	$2,649	$(3,875)	$(1,226)	$5,110	$(465)	$4,645
Ortho-Est® Tablets	335	(747)	(412)	2,984	(280)	2,704

	2,984	(4,622)	(1,638)	8,094	(745)	7,349
Skin Care:
Vaniqa® Cream	406	(661)	(255)	11,459	(534)	10,925
Non-strategic:
Midrin®	649	89	738	2,879	(271)	2,608
Bactrim™	918	637	1,555	3,000	(283)	2,717
Equagesic®	699	18	717	1,986	(187)	1,799
Synalgos®	853	(1,125)	(272)	5,644	(310)	5,334

	3,119	(381)	2,738	13,509	(1,051)	12,458
Other	32	28	60	617	(24)	593

Total pharmaceutical revenues	6,541	(5,636)	905	33,679	(2,354)	31,325
Consumer revenues	7,972	(870)	7,102	6,211	(469)	5,742

Total	$14,513	$(6,506)	$8,007	$39,890	$(2,823)	$37,067

Gross pharmaceutical revenues for the three and nine months ended September 30, 2003 decreased 68.5% and 80.6%, respectively, from the corresponding periods in 2002. Because of lower than anticipated prescription growth for our products from the fourth quarter of 2002 through the second quarter of 2003, the quantities of our products in the distribution channels were sufficient to meet prescription demands during the first half of 2003 without our major wholesale customers purchasing additional product from us. As the quantity of product in the distribution channels was reduced, our major wholesale customers resumed purchasing products from us, resulting in gross revenues increasing 141% in the third quarter of 2003 over gross revenues for the first half of 2003.

As described below under “Critical Accounting Policies and Estimates,” in arriving at net revenues, the Company reports revenue net of estimated reserves for distributor chargebacks, product returns, exchanges, rebates, and prompt-payment discounts. During the first and second quarters of 2003, such reserves were greater than gross pharmaceutical revenues because the continuing lower than anticipated prescription growth caused us to increase our estimate of product that may be returned to us due to expiring dating. During the three and nine months ended September 30, 2003, we provided $0.7 million and $3.0 million for reserves for product returns, respectively. In addition, although we establish reserves for estimated rebates at the time we recognize the product sales, actual prescription activity, which is the basis for paying many of these rebates, can vary considerably and require adjustments to rebate charges against revenues. This can have a significant impact on revenues reported in a subsequent period. The Company increased its estimated provision for rebates due to modifications of certain rebate agreements effective January 1, 2003. Included in net revenues is $0.2 million and $1.8 million of provisions to rebates in the three and nine months ended September 30, 2003, respectively. The Company has recorded chargebacks of $0.2 million and $0.8 million for the three and nine months ended September 30, 2003, respectively, due to expected chargebacks increases with one customer.

Consumer net revenues from self-care products were 24.8% higher during the third quarter of 2003 than the third quarter of 2002 and 23.7% higher in the first nine months of 2003 than in the first nine months of 2002 due to increased circulation of our catalog, an increase in the number of products we offer for sale in our catalog as well as higher Internet sales.

Cost of Sales.    Cost of sales primarily consists of: (i) product acquisition costs, (ii) distribution costs, (iii) royalties, (iv) amortization of product rights, and (v) reserves for excess, dated and obsolete inventory. As shown in the table below, cost of sales for the third quarter of 2003 was $3.0 million, or 45.1% of gross revenues, compared to $4.8 million, or 29.3% of gross revenues in the third quarter of 2002. Cost of sales for the nine months ended September 30, 2003 was $11.9 million, or 81.9% of gross revenues, compared to $10.8 million, or 27.0% of gross revenues in the comparable period in 2002. The increase in cost of sales as a percentage of revenues is attributable to lower gross revenues during the first half of 2003, cost increases associated with product rights amortization, and the increase in reserves for excess dated or obsolete inventory.

	Three months ended September 30,
	2003	% of Gross Segment Revenues	2002	% of Gross Segment Revenues
	(in thousands)
Cost of Sales
Pharmaceutical:
Acquisition costs	$490	10.6%	$2,452	16.7%
Royalties	(67)	(1.4%)	(91)	(0.6%)
Amortization of product rights	1,284	27.8%	1,341	9.1%
Reserves for inventory loss and purchase obligations	254	5.5%	—	0.0%
Other	196	4.2%	398	2.7%

Total pharmaceutical	2,157	46.6%	4,100	27.9%

Consumer:
Acquisition costs	690	34.2%	544	33.8%
Distribution costs	147	7.4%	125	7.8%

Total Consumer	837	41.6%	669	41.5%

Total	$2,994	45.1%	$4,769	29.3%

	Nine months ended September 30,
	2003	% of Gross Segment Revenues	2002	% of Gross Segment Revenues
	(in thousands)
Cost of Sales
Pharmaceutical:
Acquisition costs	$1,124	17.2%	$4,407	13.1%
Royalties	300	4.6%	412	1.2%
Amortization of product rights	3,953	60.4%	2,622	7.8%
Reserves for inventory loss and purchase obligations	2,791	42.7%	—	0.0%
Other	433	6.6%	887	2.6%

Total pharmaceutical	8,601	131.5%	8,328	24.7%

Consumer:
Acquisition costs	2,670	33.5%	1,984	31.9%
Distribution costs	622	7.8%	469	7.6%

Total Consumer	3,292	41.3%	2,453	39.5%

Total	$11,893	81.9%	$10,781	27.0%

Cost of sales as a percent of gross revenue was 45.1% and 29.3% for the three months ended September 30, 2003 and 2002, respectively. Pharmaceutical gross revenue dropped 68.5% for the three months ended September 30, 2003 compared the same period in 2002. The amortization of product rights cost, which is fixed in nature, represented 28.1% of gross pharmaceutical revenue for the three months ended September 30, 2003 compared to 9.1% in the same period in 2002. The reduction in the amount of pharmaceutical gross revenue having to absorb this fixed expense significantly increased the cost as a percent of revenues. The three months ended September 30, 2003 also included charges of $0.3 million to establish reserves for obsolete inventory, as our prescription growth for our products has been lower than anticipated. Additional inventory reserves were not deemed necessary in the same period in 2002. Product acquisition costs were lower in the third quarter of 2003 due to product mix when compared to the third quarter of 2002. Royalties expense for both periods reflect adjustments to estimates made in prior quarter.

Cost of sales increased to 81.9% of gross revenues for the nine months ended September 30, 2003 compared to 27.0% of gross revenues for the comparable period in 2002. As with the quarter, the 80.6% reduction in gross pharmaceutical revenues resulted in product rights amortization costs increasing from 7.8% to 60.4% of gross pharmaceutical revenue in the nine months ended September 30, 2002 and 2003, respectively. The product rights amortization costs also increased to $4.0 million for the nine months ended September 30, 2003 from $2.6 million for the same period in 2002 as amortization costs associated with Vaniqa® Cream did not commence until the third quarter of 2002. Provisions for inventory reserves were $2.8 million, or 42.7% of gross pharmaceutical revenues, and arose primarily from lower than anticipated prescription growth. There were no significant reserves for the nine months ended September 30, 2002. Acquisition costs of product increased from 13.1% in 2002 to 17.2% in 2003. The product acquisition costs were a higher percent of gross revenues due to product mix and the effect of a significantly discounted one-time international sale in the first quarter of 2003.

Marketing and Sales Expenses.    Marketing and sales expenses of $3.2 million in the three months ended September 30, 2003 were $3.1 million lower than the corresponding period ended September 30, 2002. In March 2003, we initiated a restructuring program that included a reduction in staffing, primarily in our dedicated sales force. Sales force related payroll and overhead expenses were decreased by $1.7 million in the third quarter of 2003 compared to the corresponding prior period. Lower field selling expenses and reduced use of outside sales organizations reduced expenses by $0.9 million. Promotional and advertising expenses in the third quarter of 2003 were $0.6 million lower than the third quarter of 2002 because the third quarter of 2002 included significant expenses associated with the launch of our Vaniqa® Cream and Synalgos® DC Painpak products which continued throughout the second half of 2002 and the first quarter of 2003. Marketing and sales expenses of $16.4 million for the first nine months of 2003 were $0.4 million lower than the corresponding period in 2002. The reduction in sales force payroll and overhead amounted to a decrease of $2.4 million and $0.7 million, respectively. Such decreases were substantially offset by our new product promotional activities initiated in the second half of 2002 which continued into early 2003; promotional and advertising expenses in the first nine months of 2003 exceeded promotional and advertising in the first nine months of 2002 by $1.0 million. We recorded an expense of $1.7 million for inventory samples, which exceeded the prior year’s expense by $0.9 million, for overstocked samples inventory we do not expect to utilize. Consumer division marketing expenses were $3.5 million, $0.8 million greater than in the nine months ended September 30, 2002. We had increased catalog printing and distribution expenses of $0.6 million, and expenses associated with our call center, or customer service operations increased by $0.2 million.

General and Administrative Expenses.    General and administrative expenses totaled $1.7 million for the three months ended September 30, 2003, an increase of $0.1 million over the corresponding period in 2002. For the nine month period ended September 30, 2003, general and administrative expenses were $5.8 million, an increase of $1.4 million from the comparable period in 2002. The increase primarily relates to higher professional fees of $0.4 million related to increased legal, accounting and audit fees, higher billing dispute expenses of $0.4 million, and $0.2 million of increased insurance fees due to higher premiums associated with our increased product and directors’ and officers’ liability coverages.

Regulatory, Research and Development Expenses.    Regulatory, research and development expenses consist primarily of salaries and regulatory costs associated with our pharmaceutical products. These expenses were similar in the third quarters of 2003 and 2002, and higher by $0.2 million in the first nine months of 2003 compared to 2002, and were primarily associated with transfer of technical rights.

Restructuring Charges.    In March 2003, the Company announced restructuring plans in order to improve its operating results and terminated 56 employees (35% of our work force), consisting primarily of sales and marketing personnel in the pharmaceutical division. Under the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, we accrued $0.7 million in costs relating to this restructuring in the first quarter of 2003. As of September 30, 2003, all costs associated with this restructuring have been incurred.

Impairment of Product Rights.    As part of our restructuring plan, the Company announced its plans to consider divesting its product rights to pharmaceutical products that are non-strategic and no longer relate to its core mission of improving the health and well-being of midlife women. As noted below in the section “Critical Accounting Policies and Estimates,” we re-evaluate the carrying value of assets annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In March 2003, we reported an impairment charge of $5.9 million. There was no such charge during the three months ended September 30, 2003, or the nine months ended September 30, 2002.

Income (Loss) from Operations.    For the reasons set forth above, the loss from operations was $3.0 million for the quarter ended September 30, 2003, compared to income from operations of $2.7 million for the same period in 2002. The loss from operations was $33.2 million for the nine months ended September 30, 2003, which compares to income from operations of $4.7 million in the nine months ended September 30, 2002.

Interest and Other Income.    Interest and other income in the three and nine months ended September 30, 2003 decreased from the corresponding 2002 periods, as we had less cash available for investment.

Interest Expense.    Interest expense consists of interest, amortization of debt issuance costs and amortization of original issue discount costs on both the original debt in 2002 and the subsequent restructuring in May 2003. For the nine months ended September 30, 2003, interest expense of $4.8 million exceeded the comparable period in 2002 by $2.5 million, due primarily to interest and original issue discount expenses associated with the indebtedness incurred to finance the acquisition of the Vaniqa® Cream product rights in June 2002. The cash interest paid in the third quarter and nine months ended September 30, 2003 was $1.1 million and $2.6 million, respectively, as compared to cash interest paid of $0.8 million in the three and nine months ended September 30, 2002.

Net Income (Loss).    Our net loss for the third quarter of 2003 was $4.6 million compared to a profit of $1.2 million in the third quarter of 2002. Our net loss for the nine months ended September 30, 2003 was $37.9 million compared to a profit of $2.5 million in the similar period of 2002.

Accretion of Stated Value of Convertible Redeemable Preferred Stock.    For the three and nine months ended September 30, 2003, we recorded accretion of $0.4 million and $1.0 million, respectively, which represented the amount by which the stated value of the convertible redeemable preferred stock accreted in accordance with the underlying terms of the convertible redeemable preferred stock agreement. For the three months ended September 30, 2002, we recorded accretion of $0.3 million. In the nine months ended September 30, 2002, accretion amounts totaled $1.4 million, of which $1.0 million consisted of a one-time, non-cash charge for the beneficial conversion feature of the convertible redeemable preferred stock. The charge in 2002 was incurred at the time of issuance because the conversion price was less than the market price of our publicly traded common stock.

Net Income (Loss) Available to Common Stockholders.    For the reasons set forth above, our net loss available to common stockholders for the three months ended 2003 was $4.9 million compared to a profit of $0.8 million in the third quarter of 2002. Our net loss for the nine months ended September 30, 2003 was $39.0 million compared to a profit of $1.1 million in the nine months ended September 30, 2002.

Segment Reporting

The results for each of our two segments, pharmaceutical, which markets and sells pharmaceutical products, and consumer, which markets and sells self-care products, for the third quarters and first nine months of 2003 and 2002 are set forth below. Our reportable segments are strategic business units that offer different products and services. Each is managed separately because they perform different services utilizing different and distinct operations.

	Three months ended September 30, 2003
	(in thousands)
	Pharmaceutical	Consumer	Corporate	Consolidated
Net revenues	$3,302	$1,850	$—	$5,152
Cost of sales	2,157	837	—	2,994
Operating expenses	2,521	1,206	1,455	5,182

Income (loss) from operations	(1,376)	(193)	(1,455)	(3,024)
Interest and other income	—	—	14	14
Interest expense	—	—	(1,573)	(1,573)

Net income (loss)	$(1,376)	$(193)	$(3,014)	$(4,583)

Depreciation and amortization	$1,433	$43	$—	$1,476
Expenditures for segment assets	$326	$9	$75	$410

	Three months ended September 30, 2002
	(in thousands)
	Pharmaceutical	Consumer	Corporate	Consolidated
Net revenues	$14,035	$1,482	$—	$15,517
Cost of sales	4,100	669	—	4,769
Operating expenses	5,775	922	1,401	8,098

Income (loss) from operations	4,160	(109)	(1,401)	2,650
Interest and other income	—	—	51	51
Interest expense	—	—	(1,550)	(1,550)

Net income (loss)	$4,160	$(109)	$(2,900)	$1,151

Depreciation and amortization	$1,695	$34	$22	$1,751
Expenditures for segment assets	$1,279	$30	$—	$1,309

	Nine months ended September 30, 2003
	(in thousands)
	Pharmaceutical	Consumer	Corporate	Consolidated
Net revenues	$905	$7,102	$—	$8,007
Cost of sales	8,601	3,292	—	11,893
Operating expenses	20,165	4,244	4,932	29,341

Income (loss) from operations	(27,861)	(434)	(4,932)	(33,227)
Interest and other income	—	—	58	58
Interest expense	—	—	(4,777)	(4,777)

Net income (loss)	$(27,861)	$(434)	$(9,651)	$(37,946)

Depreciation and amortization	$4,383	$69	$—	$4,452
Segment assets	$77,577	$4152	$4,153	$85,882
Expenditures for segment assets	$570	$127	$75	$772

	Nine months ended September 30, 2002
	(in thousands)
	Pharmaceutical	Consumer	Corporate	Consolidated
Net revenues	$31,325	$5,742	$—	$37,067
Cost of sales	8,328	2,453	—	10,781
Operating expenses	14,465	3,304	3,861	21,630

Income (loss) from operations	8,532	(15)	(3,861)	4,656
Interest and other income	—	—	160	160
Interest expense	—	—	(2,319)	(2,319)

Net income (loss)	$8,532	$(15)	$(6,020)	$2,497

Depreciation and amortization	$3,295	$105	$65	$3,465
Segment assets	$102,042	$3,818	$13,568	$119,428
Expenditures for segment assets	$43,820	$41	$—	$43,861

For the three and nine months ended September 30, 2003, sales to three and two customers aggregated 61% and 29%, respectively. Individually, these customers accounted for 30%, 18%, and 12% for the three months, and 15% and 14% for the nine months, respectively. For the three and nine months ended September 30, 2003, sales to two and three customers aggregated 68% and 73%, respectively. Individually, these customers accounted for 52% and 16% for the three months, and 32%, 26% and 15% for the nine months, respectively.

A discussion of the variances between the quarters for each respective line item is discussed above.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those relating to revenue recognition. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition and Deferral

We recognize revenue when the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured; and (v) title has passed and we have received customer acceptance.

Deferral of Revenue

We defer revenue recognition if in our judgment, we determine there is excess channel inventory for its products, (i.e., our wholesale customers’ inventory of our products exceeds our estimates of demand at the retail level after considering factors such as product shelf-life and prescription activity and trends. We purchase inventory data from nationally recognized providers of this information and obtain inventory information from certain key customers in order to provide more detailed information regarding the channel inventory at specific customer locations. We defer sales, net of the related product acquisition costs we pay to our suppliers, associated with the estimated excess channel inventory. The actual amounts could be different from the estimates and differences are accounted for in the period in which they become known.

Reserves for Product Returns, Exchanges, Rebates and Chargebacks

Our pharmaceutical products have expiration dates ranging from 18 to 60 months from the date of manufacture. We will generally accept for exchange or credit pharmaceutical products that have become unusable due to passage of the expiration date, drug recall or discontinuance. We report revenue net of estimated reserves for product returns, exchanges, rebates, distributor chargebacks, and prompt pay discounts. We estimate our reserve requirements utilizing historical data, industry information, and information obtained from key customers. If actual results differ from the estimates, the Company adjusts the reserves in the period the difference is known.

Certain governmental health insurance providers as well as hospitals and clinics that are members of group purchasing organizations may be entitled to price discounts and rebates on the Company’s products used by those organizations and their patients. When recording sales, we estimate the likelihood that products sold to wholesale distributors will ultimately be subject to a rebate or price discount and book our sales net of estimated discounts. This estimate is based on historical trends and industry data on the utilization of our products.

Reserve for Potentially Excess and Obsolete Inventory

We provide reserves for potentially excess, dated or obsolete inventory. Reserves for excess inventory are based on an analysis of expected future sales that will occur before the inventory on hand or under a firm commitment will expire. The analysis is based on the total amounts of inventory on hand or under a firm commitment, channel inventory data, and prescription activity, and key customer’s inventory as mentioned above. The actual amounts could be different from the estimates, and differences are accounted for in the period in which they become known.

Amortization of Product Rights

We amortize the acquired rights for pharmaceutical products over their estimated economic useful life, generally 15 years. We assess the useful life based on the estimated marketability and future sales volume, which are dependent on a variety of factors, including the introduction of new or generic products by competitors and continued use of existing product. In practice, pharmaceutical prescription products are long lived because doctors continue to prescribe drugs that they have grown comfortable with and where the product risk profile is well known. Judgment is required in estimating the useful lives of product rights. Actual useful lives could be different from the estimated lives, and differences are accounted for in the period in which they become known.

In accordance with SFAS 144, we review long-lived assets, including product rights, for impairment every March or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured and recognized if the sum of the expected future discounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset were determined to be impaired, an impairment loss would be recorded to write-down the carrying value of the asset to fair value by using quoted market prices when available. When a quoted market price is not available, an estimated fair value would be determined through other valuation techniques. We have used projected cash flows discounted to reflect the expected technical, commercial, competitive and other factors related to acquired technologies or products, and comparisons to similar asset sales and valuations by others, to estimate the fair value of our intangible assets. We have previously announced plans to consider divesting the product rights to pharmaceutical products that are non-strategic and do not relate to our core mission of improving the health and well-being of midlife women. Accordingly, during the three months ended March 31, 2003, and for the nine months ended September 30, 2003, we recorded an impairment charge of $5.9 million related to these product rights. There was no such charge during the three or nine months ended September 30, 2002.

Goodwill and Intangible Assets

In 2002, we adopted Statement of Financial Accounting Standard 142, Goodwill and Other Intangible Assets (SFAS 142). Under these rules, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As of September 30, 2003, we had goodwill and intangible assets valued at approximately $2.8 million, net of accumulated amortization, primarily associated with our acquisition of As We Change. We periodically assess the net book value of goodwill and intangible assets to determine if an impairment charge should be recognized. No impairment charges have been recorded to date.

Stock-Based Compensation

The Company accounts for stock option plans in accordance with the provisions of the Accounting Principles Board (“APB”) Opinion No. 25, and related interpretations which recognize compensation expense on the grant date if the current market price of the stock exceeds the exercise price.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended in December 2002 by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), together establish the use of the fair value based method of accounting for stock-based compensation, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. SFAS 123 and SFAS 148 permit companies to elect to continue using the intrinsic value accounting method specified in APB 25 to account for stock-based compensation related to option grants to employees. We have elected to retain the intrinsic value based method for such grants. Options or stock awards issued to non-employees have been determined in accordance with SFAS 123, SFAS 148 and Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (EITF 96-18).

Factors Affecting Results of Operations

We incurred net losses available to common stockholders of $5.7 million, $3.4 million and $22.6 million in the years ended December 31, 2002, 2001 and 2000, respectively, and a net loss of $39.0 million in the nine months ended September 30, 2003. To a large extent, our revenue is dependent on our ability to pull pharmaceutical products through the inventory channel to the retail level. Many of our expenses are fixed, especially in the short term. Therefore, our results of operations have varied during our short operating history, and we expect that they will continue to fluctuate, perhaps significantly, in the future. In addition, other factors may cause fluctuations in our revenue and in the results of operations in the future, including the following:

•	the success or failure of our national account team in distributing our current product line,

•	market acceptance of our products,

•	the success or failure of our dedicated sales force in generating prescriptions for the products we offer,

•	our customers continuing to acquire and return products consistently with their historical practices,

•	excessive and unexpected generic competition to the products we offer,

•	third-party manufacturing problems that limit our ability to acquire salable product on time and at reasonable terms,

•	earlier than expected termination of our supply and/or license rights agreements,

•	our ability to acquire new products or inability to divest non-strategic or non-promoted products,

•	legislative changes that affect our products and the way we market them and our ability to comply with new or existing regulations,

•	the amount and timing of expenditures for the expansion of our operations,

•	financing charges,

•	research studies and news reports concerning the safety or efficacy of our products or similar products,

•	competitive products and/or companies that target our market niche and are successful in reaching our market,

•	changes in the competitive environment that could cause us to change our pricing or marketing strategy,

•	our failure to raise additional funds in the future or restructure our current indebtedness may affect our ability to implement the marketing and sales programs we currently contemplate,

•	the timing and amount of possible future write-downs or write-offs of product rights and other long-lived assets as well as write-offs of impaired goodwill and indefinite lived intangible assets,

•	returns of dated inventory from our customers that exceed the reserves we have established, and

•	changes in the economic and market environment generally or in the health care industry.

To the extent that our revenue does not cover our expenses, we may be unable to reduce spending commitments in a timely manner to compensate for any unexpected revenue shortfall and may experience unanticipated losses. As a result of these factors, our operating results in one or more future periods may fail to meet the expectations of investors.

Liquidity and Capital Resources

Since our inception, we have funded our operating losses, acquisitions of product rights and working capital requirements primarily from proceeds received from net revenues, sales of equity securities and issuances of debt. As of September 30, 2003, we had cash and cash equivalents of $2.9 million, a working capital deficit of $9.7 million and an accumulated deficit of $113.5 million.

Cash and cash equivalents decreased $6.2 million and restricted cash increased $0.1 million from December 31, 2002 to September 30, 2003. Net cash used to fund operating and investing activities was $7.7 million and $0.8 million, respectively, for the nine months ended September 30, 2003. Our net loss of $37.9 million for the nine months ended September 30, 2003 included non-cash charges (primarily the impairment and amortization of product rights, amortization of deferred interest costs, and reserves/deferrals) of $13.1 million and a $17.1 million decrease in other net operating assets and liabilities. The net cash used in operating and investing activities was partially offset by cash provided from net financing activities of $2.3 million pursuant to the private placement of common stock totaling $2.5 million. Restricted cash represents a security deposit on our new corporate headquarters.

Net accounts receivable decreased $13.2 million from December 31, 2002 to September 30, 2003, due to proceeds received coupled with our decision, during the first half of 2003, to limit sales and thus reduce inventories in the distribution channel. We resumed shipping in the third quarter of 2003.

Liabilities to customers increased $5.0 million from December 31, 2002 to September 30, 2003. Such liabilities primarily arose from customer returns received for expired or expiring product, for which we generally expect to satisfy the liability by shipping replacement product (some of which is already in stock) or by issuing credits against future receivables. A significant portion of such liability balance is expected to be relieved without a significant impact on our cash and cash equivalents.

Reserves for product returns, exchanges, rebates and chargebacks increased $2.8 million from December 31, 2002 to September 30, 2003, primarily due to an increase in our customer returns reserves recorded during the first half of 2003.

Deferred revenues decreased $2.9 million from December 31, 2002 to September 30, 2003, primarily due to the reclassification of such amount to reserves for product returns or to liabilities to customers. The remaining balance of $1.3 million is expected to be relieved without any significant impact on our cash and cash equivalents.

Our operating results during the fourth quarter of 2002 and the first and second quarters of 2003 caused us to fall out of compliance with certain financial covenants applicable to our senior secured notes. In May and August 2003, we amended and restructured the senior secured notes and convertible redeemable preferred stock agreements, among other things, to: (i) waive these past defaults, (ii) institute new financial covenants, (iii) pledge additional security interests in certain assets, (iv) grant new warrants to replace canceled warrants, (v) provide for an apportionment of net proceeds from future asset sales and/or the license and sale of international rights to Vaniqa® Cream, if any, based on a pre-determined formula, and (vi) exchange shares of a new series of convertible redeemable preferred stock for the same number of shares of the series of convertible redeemable preferred stock previously issued. The new series of convertible redeemable preferred stock has the same terms as the prior series, except that it requires proceeds of specified asset sales to be used to redeem the shares of convertible redeemable preferred stock and grants us the right to redeem the convertible redeemable preferred stock at our option at a premium equal to 108% of accreted stated value of the convertible redeemable preferred stock through November 30, 2003, at which time the redemption premium will increase based on a formula that takes into account the number of shares redeemed before November 30, 2003.

Any future default by us under the senior secured notes would allow the note holders to accelerate our indebtedness under the senior secured notes. There is no provision for acceleration of the convertible redeemable preferred stock, and the convertible redeemable preferred stock does not contain financial covenants. However, if we fail to make a purchase, redemption, liquidation or other payment due under the terms of the convertible redeemable preferred stock, the holders, voting as a separate class, will be entitled to elect two directors to our board of directors until such purchase, redemption, liquidation or other payment is made. Also, if we fail to make a purchase, redemption, liquidation or other payment due under the terms of the convertible redeemable preferred stock, or breach or violate any other provision of the convertible redeemable preferred stock, the accretion rate will be increased to 18% per annum until such breach is cured.

As of September 30, 2003, we were in compliance with the terms of the restructured agreements.

In connection with the receipt of $2.5 million pursuant to the private placement in the second quarter of 2003, we agreed to register the shares of common stock issued in the private placement with the Securities and Exchange Commission to permit the resale of the shares by the private placement investors.

Our cash requirements are dependent upon a number of factors, including timing of shipment and collection on customer shipments, the timing and nature of product returns for replacement or credit, the timing of product divestitures, the timing and expense of sales and marketing efforts internally as well as by our collaborators, market acceptance of our existing and potential products.

We intend to continue executing a plan to improve our operating results and financial condition. The plan includes strengthening sales initiatives, improving gross margins, continuing to cut costs as a percentage of sales, cost containment measures and divesting certain product rights. Our ability to fund our operations, debt service and to remain in compliance with our financial covenants during the next twelve-month period is dependent on our ability to: (i) close a transaction to license product rights to market and sell Vaniqa® Cream in Europe and certain other territories, (ii) establish positive cash flows from operations, (iii) deliver new product and replacement product in a timely manner, and (iv) divest certain product rights. Based upon our cash position at September 30, 2003, the cash expected to be generated from the licensing of product rights to market and sell Vaniqa® Cream in Europe and certain other territories, our management of operating expenditures and expected proceeds from other on-going divestiture activities, management believes we will have sufficient cash to fund operations through September 30, 2004.

We previously announced our intention to sell our non-strategic assets—Bactrim™, Midrin ®, Equagesic® and Synalgos®. Proceeds from these sales, if any, will be used to pay down the associated debt (in the case of Midrin®, Equagesic® and Synalgos®) with a specified portion of remaining proceeds, if any, to be used to retire or redeem the convertible redeemable preferred stock and senior secured notes and a specified portion of the remaining proceeds, if any, available to us to fund operations.

If cash generated from (i) the sale of certain European and other product rights related to Vaniqa® Cream, (ii) establishing positive cash flow from operations, including delivery of new product and replacement product in a timely manner, and (iii) the divestiture of certain product rights is insufficient to satisfy our liquidity requirements, we may need to sell other existing product rights, additional equity or debt securities, or obtain credit facilities. The sale of additional equity or debt securities may result in additional dilution to our stockholders. We may not be able to raise any such capital, if needed, on terms acceptable to us or at all. The extent of our needs for additional liquidity will depend on our future operating performance, which is itself dependent on a number of factors, many of which we cannot control, including prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting our business and operations.

We have deferred any plans to acquire additional pharmaceutical products.

The following table highlights our contractual and commercial obligations as of September 30, 2003 and when they are due:

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
		(in thousands)
Long term debt	$42,250	$—	$31,250	$11,000	$—
Short term debt	3,250	3,250	—	—	—
Inventory commitments	4,038	4,038	—	—	—
Senior convertible redeemable preferred stock	20,435	—	20,435	—	—
Operating lease obligations	2,056	643	1,413	—	—

Total	$72,029	$7,931	$53,098	$11,000	$—

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

ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the completion of its audit of, and the issuance of an unqualified report on, our financial statements for the year ended December 31, 2002, Ernst & Young LLP delivered to us a management letter identifying deficiencies that existed in the design or operation of our internal accounting controls which, taken together, it considered to be material weaknesses in the effectiveness of our internal controls pursuant to standards established by the American Institute of Certified Public Accountants. The deficiencies identified by Ernst & Young included our failure to perform standardized control procedures and financial statement closing procedures with respect to our 2002 year-end closing on a timely basis and our recording of standardized entries as post-closing entries. To address these deficiencies, Ernst & Young made a number of recommendations, which we sought to address during the reporting period. Among other things, we contracted with an outside consultant on a periodic basis to review our procedures and assist in the preparation of estimates and analyses; began the search for a senior accounting professional with public company experience to allow us to strengthen the accounting team and to provide additional segregation of duties; improved our performance of standardized controls and closing procedures; realigned responsibilities among the current staff to more evenly distribute work; and began the process of documenting accounting controls and procedures.

On October 30, 2003, we announced that Richard G. Vincent, CPA, had been named Vice President and Chief Financial Officer. As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our former Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing and additional evaluations conducted under the supervision and with the participation of our current Chief Financial Officer, our Chief Executive Officer and current Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

As of December 31, 2002, March 31, 2003 and June 30, 2003, we were in default under our senior secured notes. Our financial performance for those periods caused us to fall out of compliance with the covenants and other requirements of the senior secured notes, which required, among other things, minimum earnings, minimum fixed charge coverage ratio and minimum net worth measured as of December 31, 2002 and the four quarters then ended and limited capital expenditures during 2002.

In May 2003 and August 2003, we obtained waivers of the defaults under the senior secured notes from the note holders by agreeing, among other things, to the restructuring of selected financial covenants in the senior secured notes, pledging additional assets to secure our obligations under the senior secured notes, amending selected terms of our convertible redeemable preferred stock, issuing new warrants to purchase common stock to the holders of the senior secured notes, and obtaining equity financing from an investor group led by Edward F. Calesa, our Chairman of the Board and Chief Executive Officer.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of the Company was held on August 5, 2003. The purpose of the meeting was (i) to elect two directors; (ii) to approve an amendment to the Company’s 1998 Long-Term Incentive Plan (“1998 Plan”), which increased the number of shares of common stock available for issuance there under from 3,949,985 to 4,949,985 shares; (iii) to approve the issuance of shares of our common stock exceeding 20% of the outstanding shares under certain circumstances pursuant to previously issued preferred stock and warrants; (iv) to ratify the sale and issuance of an aggregate of 1,478,872 shares of our common stock to two of our officers and directors as part of a 3,521,124 share private placement in May 2003; and (v) to ratify the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003.

At the meeting, Patricia Nasshorn and Richard L. Rubin were elected for three-year terms expiring at the 2005 Annual Meeting. Continuing as directors were Edward F. Calesa and Dennis M. Jones, whose terms expire at the 2003 Annual Meeting and Nathan Kase, M.D., whose term expires at the 2004 Annual Meeting. Dennis M. Jones subsequently resigned as a director in August 2003.

Votes cast at the 2003 Annual Meeting were as follows:

Matter Acted Upon	Votes For	Votes Against or Withheld	Abstentions	Broker Non Votes
To elect Ms. Nasshorn	23,361,405	152,341
To elect Mr. Rubin	23,365,130	148,616
To approve the amendment to the 1998 Plan	22,950,311	548,527	14,908
To approve the issuance of shares of our common stock exceeding 20% of the outstanding shares	13,981,959	379,552	17,388	9,134,847
To ratify the sale and issuance of an aggregate of 1,478,872 shares of our common stock to two of our officers and directors	14,050,193	317,543	11,163	9,134,847
To ratify selection of auditors	23,361,856	120,057	31,833

33

ITEM 5.    OTHER INFORMATION

Factors That May Affect Future Performance

Significant differences between actual and estimated demand for our products could adversely affect us. If we overestimate demand, we may be required to write off inventories and/or increase our reserves for product returns in future periods. If we underestimate demand, we might not be able to fulfill orders for our products, which would lead to lost opportunities to generate revenues and could adversely affect our relationships with our customers and suppliers.

We continuously monitor the quantity of our products in the distribution channel and the demand for our pharmaceutical products through the number of prescriptions written. Our pharmaceutical products have expiration dates that range from 18 to 60 months from date of manufacture. We purchase data regarding quantities in the distribution channel and prescription activity from nationally recognized providers of this information. In addition, we obtain inventory information from key customers in order to provide more detailed information regarding the channel inventory at specific customer locations. We will generally accept for credit or exchange pharmaceutical products that have become unusable due to passage of the expiration date, drug recall or discontinuance. We establish reserves for these credits and exchanges at the time of sale. There can be no assurance that we will be able to accurately estimate the reserve requirement that will be needed in the future. Although our estimates are reviewed quarterly for reasonableness, our product return, rebate or chargeback activity could differ significantly from our estimates because our analysis of product shipments, prescription trends and the amount of product in the distribution channel may not be accurate. Judgment is required in estimating these reserves and we rely on data from third parties. The actual amounts could be different from the estimates, and differences are accounted for in the period in which they become known. If we determine that the actual amounts exceed the reserve amounts, we will record a charge to earnings approximating such difference. A material reduction in earnings resulting from such a charge could cause us to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

We provide reserves for potentially excess, dated or obsolete inventory. Reserves for excess inventory are based on an analysis of expected future sales that will occur before the inventory on hand or under a firm commitment will expire. The analysis is based on the total amounts of inventory on hand or under a firm commitment, channel inventory data and prescription activity, which are purchased from nationally recognized providers of channel inventory data and prescription data. Judgment is required in estimating reserves for excess inventories. The actual amounts could be different from the estimates, and differences are accounted for in the period in which they become known. If we determine that the actual amounts exceed the reserve amounts, we will record a charge to earnings approximating such difference. A material reduction in earnings resulting from such a charge could cause us to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

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

The Company reports revenue net of estimated reserves for product returns, exchanges, rebates, distributor chargebacks, and prompt pay discounts. The Company estimates its reserve requirements utilizing historical data, industry information, and information obtained from key customers The Company generally accepts for credit or exchange pharmaceutical products that have become unusable due to passage of the expiration date, drug recall or discontinuance. If actual results differ from the estimates, the Company adjusts the reserves in the period the difference is known.

We defer revenue recognition if we determine there is excess channel inventory for its products. If our wholesale customers’ inventory of our products exceeds our estimates of demand at the retail level, which requires management judgment, after considering factors such as product shelf-life and prescription trends. We determine whether excess channel inventory exists based on an analysis of the amount of product in the channel as well as prescription activity and trends. We purchase inventory data from nationally recognized providers of this information and obtain inventory information from certain key customers in order to provide more detailed information regarding the channel inventory at specific customer locations. We defer sales, net of the related product acquisition costs we pay to our suppliers, associated with the estimated excess channel inventory. Therefore, we may be forced to defer product sales to our wholesale customers if we are not able to generate sufficient demand for those products at the retail level. As of September 30, 2003, we had deferred revenue of $1.3 million, which is included in the accompanying consolidated balance sheets. The deferral of revenue arose from slower than anticipated prescription growth for our products during the fourth quarter of 2002 and first half of 2003. There can be no certainty that we will be able to recognize this revenue in the future. The actual amounts could be different from the estimates and differences are accounted for in the period in which they become known. Our inability to recognize revenue related to excess channel inventory may cause us to fail to meet the expectations of investors and, in turn, cause the price of our common stock to decline.

We believe we will have adequate cash to meet our operating and capital needs through the third quarter of 2004. If our assumptions about cash generation (including expected proceeds from divestiture activities) and usage are incorrect, we may be forced to withhold payment to suppliers, debt holders and others and to file for bankruptcy protection, which could diminish completely the value of an investment in our common stock.

We have estimated the timing and amounts of cash receipts and disbursements during the remainder of 2003 and the first nine months of 2004, and we believe we will have adequate cash to meet our operating and capital needs through September 30, 2004. However, our assumptions may be wrong. If our assumptions about cash generation (including expected proceeds from divestiture activities) and usage are incorrect, we may be forced to withhold payment to suppliers, debt holders and others and to file for bankruptcy protection. If we are forced to seek bankruptcy protection because of our inability to make required payments, our common stock may become worthless and an investment in our common stock would be lost.

At September 30, 2003 we had cash of $2.9 million, and our working capital is in a deficit position of $9.7 million. We have developed plans to manage our cash resources that include increasing shipments, controlling expenditures, and timely and effective management of our inventory and other asset procurements. We also continue to pursue financing alternatives, specifically the sale of our non-strategic products, and sale or license of the rights to distribute Vaniqa® Cream to international markets. We may not complete these transactions on a timely basis or at all.

If we fail to comply with the covenants governing our indebtedness, the lenders may elect to accelerate our indebtedness and foreclose on the collateral pledged to secure our indebtedness. In addition, if we fail to comply with the covenants governing our indebtedness, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms that are acceptable to us, or at all.

We have been in business a short time and have experienced significant losses since our inception.

We have incurred significant losses since we were founded in November 1996, accumulating a deficit of $113.5 million through September 30, 2003. We have not achieved profitability in any complete fiscal year since our inception. Small, relatively new companies such as ours frequently encounter problems, delays and expenses that may be beyond their control. These include, but are not limited to, unanticipated problems and additional costs related to marketing, competition, manufacturing and product acquisitions and development. These problems could cause significant losses and/or volatility in our profitability which could adversely affect your investment in our common stock.

We have incurred significant debt obligations and issued other securities that will require us to make debt service and similar payments in the future.

As of September 30, 2003, we had outstanding debt obligations of $43.9 million, the proceeds of which were used to finance the acquisitions of Midrin®, Equagesic®, Synalgos® and Vaniqa® Cream. We issued an $11.0 million convertible promissory note payable to Élan to acquire the product rights for Midrin®. The note bears interest at 7% and the interest accretes to the principal of the note for the first two years. Beginning in the third quarter of 2003, we are required to make quarterly interest payments in cash. The principal plus unpaid interest under our note to Élan is due in June 2008. We issued a promissory note to Wyeth to acquire the product rights for Equagesic® and Synalgos®, of which $6.5 million remains outstanding. We amended the terms of the original note in November 2003 to defer for six months $1.6 million of the $3.25 million principal payment due on November 28, 2003. The deferred payment will bear interest at 12%, with interest payable quarterly. The balance of the note to Wyeth of $3.3 million is due November 30, 2004.

In June 2002, we financed the acquisition of Vaniqa® Cream through the issuance of $28.0 million of our senior secured notes and $13.0 million of convertible redeemable preferred stock. We restructured the terms of our senior secured notes in May and August 2003 and, during the same time, issued a new series of convertible redeemable preferred stock in exchange for the prior series of convertible redeemable preferred stock. The senior secured notes mature in September 2005 and bear interest at the initial rate of 11%, which increases to 12.5% in January 2004, and 13% in July 2004. Payment of interest on the senior secured notes is required in cash except that we may pay interest amounts in excess of 11% in cash or through the issuance of additional senior secured notes. The convertible redeemable preferred stock had a stated value of $14.7 million at September 30, 2003, which accretes at a rate of 10%, calculated quarterly, which increases to 11.5% in January 2004 and 12.5% in July 2004. Unless previously converted, we will be required to redeem the convertible redeemable preferred stock for cash at its accreted stated value plus accreted unpaid dividends, if any, in June 2006.

We have pledged our Vaniqa® Cream-related assets and all other assets except our rights to Esclim and Midrin® to secure our obligations under the senior secured notes, and we have granted a second priority security interest in our Vaniqa® Cream related assets to the holders of our convertible redeemable preferred stock. We have also pledged assets related to Midrin®, Equagesic® and Synalgos® as security for the repayment of debt obligations incurred to finance the purchases of those assets. If we fail to make payment on these instruments as required, we may be declared in default and the lenders may foreclose on the assets that secure their repayment.

Our senior secured notes and convertible redeemable preferred stock contain provisions and requirements that could limit our ability to secure additional financing and respond to changing business and economic conditions.

The restrictions contained in our senior secured notes and convertible redeemable preferred stock may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and acquire additional pharmaceutical products. Both our senior secured notes and our convertible redeemable preferred stock restrict our ability to incur additional indebtedness and require us to offer to use proceeds from additional indebtedness or the sale of other securities to repay the senior secured notes and redeem the convertible redeemable preferred stock, subject in each case to limited exceptions. Our senior secured notes, among other things, restrict our ability to create liens and sell assets, subject to limited exceptions. In addition, our senior secured notes require us to maintain minimum cash revenues, set maximum cash expenditure levels and maintain a minimum cash balance through December 31, 2004. The minimum amount of cash we are required to have at the end of each of the months remaining in 2003 is $2.0 million, and for each month in 2004 it is $1.5 million. Beginning in 2005, we will be subject to financial covenants setting a maximum ratio of net debt to EBITDA, and a minimum ratio of EBITDA to cash interest expense.

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

Our estrogen replenishment therapy products may not maintain market acceptance. Esclim™ and our Ortho-Est® Tablets compete in the estrogen replenishment therapy market. Esclim™ accounted for 18.3% and 12.8% of our gross revenues for the quarters ended September 30, 2003 and 2002, respectively. Ortho-Est® Tablets accounted for 2.3% and 7.5% of our gross revenues for the nine months ended September 30, 2003 and 2002, respectively. In a study published in the Journal of the American Medical Association in July 2002, researchers affiliated with the National Cancer Institute reported that women on estrogen replenishment therapy after menopause ran a higher risk of ovarian cancer after ten years of use. This study and others could decrease the demand for our Esclim™ and Ortho-Est® Tablets products. These products also compete with combination estrogen/progestin hormonal replenishment therapy products. In another study published in the Journal of the American Medical Association in July 2002, researchers affiliated with the National Institutes of Health announced that its National Heart, Lung and Blood Institute had stopped the clinical trial of combination estrogen replenishment therapy in healthy menopausal women because of an increased risk of invasive breast cancer, heart attacks, strokes and blood clots. While this study noted no increased risk of breast cancer, heart attacks, strokes or blood clots for women on estrogen replenishment therapy, the perception of such a risk could decrease the demand for our Esclim™ and Ortho-Est® Tablets products and result in litigation from patients who used these products similar to that faced by some manufacturers of estrogen/progestin hormonal replenishment therapy products.

Other products we have acquired, such as Midrin®, Bactrim™, Equagesic®, Synalgos®, and Vaniqa® Cream, and those products we may acquire in the future, if any, likewise may not achieve or maintain market acceptance. The market acceptance of all of our products will depend on, among other factors:

•	their advantages over existing competing products,

•	our success in our promotion and marketing efforts,

•	their perceived efficacy, safety and cost,

•	the extent to which they are substituted generically by the pharmacy,

•	the actual or perceived side effect profile of our products, and

•	the reimbursement policies of the government and third-party payers.

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

We have announced plans to consider the sale of product rights for those pharmaceutical products that are non-strategic and do not relate to our core mission of improving the health and well being of midlife women. We have taken an impairment charge against these assets in the first half of 2003. We may sell these product rights for less than their adjusted book value, thereby increasing the size of our net loss.

Part of our strategy for reaching our objective to become a premier marketer of health care products for midlife women is to focus our energies on those products—pharmaceutical and self-care—that directly target this audience. Other products in our portfolio, Midrin®, Bactrim™, Equagesic® and Synalgos®, do not meet this criteria and we have announced plans to attempt to sell these non-strategic products. In the event we are successful, proceeds we receive after paying off the associated debt in the case of Midrin®, Equagesic®, and Synalgos® will be apportioned among the holders of convertible preferred stock and senior secured notes and the company according to a pre-determined formula. We do not know whether the products will be sold in a group or individually, or at all, but it is possible that we will sell some or all of them at a price less than our book value. A sale of some or all of the products would improve our debt position and may increase our cash position (assuming we sell products for greater than the associated debt). However, selling products below their book value would increase our net loss beyond our expectations and those of our investors. This may disappoint investors and further depress the price of our common stock and the value of an investment in our common stock.

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

Because we depend on a small number of customers for a significant portion of our revenues, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers or the return of unsold product for credit or exchange in excess of reserves we have established could significantly reduce our revenues.

Historically, a limited number of customers has accounted for a significant portion of our total revenues. Four customers, McKesson Drug Operations, QK Healthcare, Inc., Cardinal Health, Inc. and AmerisouceBergen Corp., each individually accounted for greater than 10% of our total revenues for the year ended December 31, 2002. Together, these customers accounted for approximately 27% of our gross revenues for the nine months ended September 30, 2003, and 88% and 60% of our total revenues for the years ended December 31, 2002 and

2001, respectively. We have no long-term commitments from these customers or any other customers to purchase products from us. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our revenues. During the first nine months of 2003, we experienced such a reduction in our sales to these customers. In addition, because these key customers purchase such a relatively large percentage of our products, we may be particularly susceptible to risks of cancellation of product orders or returns of unsold products from these large wholesalers.

We have recently reduced our sales force, and cannot be certain the remaining sales force will continue to achieve desired sales levels.

In March 2003, we announced that we had not generated sufficient demand to meet our internal projections for prescription growth. As a result, we reduced the size of our sales force by 60% to eliminate those territories that have not been profitable. Our smaller sales force may not be successful in generating sufficient awareness of demand for our products, which could significantly reduce our revenues, harm our financial results and depress the price of our common stock. Further, in those sales territories that we terminated our sales personnel, our competitors may be able to encroach on our business that could also reduce our revenues, harm our financial results and depress the price of our common stock.

In some cases, we rely on third-party sales organizations to promote our products and cannot be sure their efforts will lead to adequate sales of our products.

For selected products, we hire outside organizations to conduct sales and marketing projects to promote awareness of these products to targeted physicians. In December 2002, we hired Ventiv to market Vaniqa® Cream to dermatologists. As a result of our reliance on third-party sales organizations, some of the variables that may affect our revenues, cash flows and operating results are not exclusively within our control. Third-party sales organizations may not devote adequate attention to the promotion and marketing of our products, which could result in our failure to realize the full sales potential of our products. Even if the third parties that market our products are initially successful, they may not continue to be successful. We may not be able to renew these third-party arrangements successfully in the future, and new outside sales arrangements may not continue to be available on commercially reasonable terms. In August 2003 we terminated our relationship with Ventiv. We are now building a contract sales organization, which will join our internal sales organization in targeting the Ob-Gyns and Dermatologists.

Our inability to obtain new proprietary rights or to protect and retain our existing rights could impair our competitive position and adversely affect our sales.

We believe that the patents, trademarks, copyrights and other proprietary rights that we own or license, or that we will own or license in the future, will continue to be important to our potential success and competitive position. If we fail to maintain our existing rights or cannot acquire additional rights in the future, our competitive position may be harmed. Due to the length of time and expense associated with bringing new pharmaceutical products to market, there are benefits associated with acquiring or licensing products that are protected by existing patents or for which patent protection can be obtained. While the Esclim™ estradiol transdermal system and our Vaniqa® Cream incorporate patented technology, the other pharmaceutical products and most of the self-care products we sell are not protected by patents. We hold a number of registered trademarks, have applied for registration of a number of key trademarks and intend to introduce new trademarks, service marks and brand names as warranted. We intend to take the actions that we believe are necessary to protect our proprietary rights, but we may not be successful in doing so on commercially reasonable terms, if at all. In addition, parties that license their proprietary rights to us may face challenges to their patents and other proprietary rights and may not prevail in any litigation regarding those rights. Under the terms of a license agreement, we rely on Gillette to maintain and protect against infringement of the patents relating to our Vaniqa® Cream. Moreover, our trademarks and the products we offer may conflict with or infringe upon the proprietary rights of third parties. If any such conflicts or infringements should arise, we would have to defend ourselves against such challenges. We also may have to obtain a license to use those proprietary rights or possibly cease using those rights altogether. Any of these events could harm our business and your investment in our common stock.

Our auditors have indicated to us that they believe there were material weaknesses in our internal controls at year-end 2002.

In connection with the completion of its audit of, and the issuance of an unqualified report on, our financial statements for the year ended December 31, 2002, Ernst & Young LLP delivered to us a management letter identifying deficiencies that existed in the design or operation of our internal accounting controls which, taken together, they considered to be material weaknesses in the effectiveness of our internal controls pursuant to standards established by the American Institute of Certified Public Accountants. The deficiencies identified by Ernst & Young included our failure to perform standardized control procedures and financial statement closing procedures with respect to our 2002 year-end closing on a timely basis and our recording of standardized entries as post-closing entries. Ernst & Young attributed these deficiencies primarily to (1) our being understaffed by at least one high level technical accounting person, which resulted in work being reallocated to personnel with less expertise; (2) significant revisions being made to accounting assumptions and analyses based on Ernst & Young’s recommendations; (3) our default on covenants under our senior secured notes and our related efforts to restructure the debt; and (4) management’s focus, during the audit process, on revising the terms of our indebtedness, the sale of certain non-strategic products and a restructuring of our business. Accordingly, Ernst & Young recommended that we:

•	hire a high level accounting person who can oversee the day-to-day operations of the accounting department,

•	enhance accounting documentation of key estimates involving pipeline analysis and inventory reserves,

•	realign accounting functions and responsibilities based on headcount additions and business changes, and

•	document revised accounting controls and procedures.

In response to Ernst & Young’s recommendations, we are contracting with an outside consultant on a periodic basis to review our procedures and assist in the preparation of estimates and analyses; beginning the search for a senior accounting professional with public company experience to allow us to strengthen the accounting team and to provide additional segregation of duties; improving our performance of standardized controls and closing procedures; realigning responsibilities among the current staff to more evenly distribute work; and beginning the process of documenting accounting controls and procedures. These remedial measures may not completely eliminate the material weaknesses in our internal controls identified to us by Ernst & Young, and we may have additional material weaknesses or significant deficiencies in our internal controls that neither Ernst & Young nor our management has yet identified. The existence of one or more material weaknesses or significant deficiencies could result in errors in our consolidated financial statements.

Potential future impairments under SFAS 144 could adversely affect our future results of operations and financial position.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess our long-lived assets, including product rights, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured and recognized if the sum of the expected future discounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset were determined to be impaired, an impairment loss to write-down the carrying value of the asset to fair value by using quoted market prices when available, would be required. When a quoted market price is not available, an estimated fair value would be determined through other valuation techniques. We have used projected cash flows discounted to reflect the expected technical, commercial, competitive and other factors related to acquired technologies or product, and comparisons to similar asset sales and valuations by others, to estimate the fair value of our intangible assets. These future tests may result in a determination that these assets have been impaired. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

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

In addition, under the SFAS 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests in accordance with the statement. As of September 30, 2003, we had goodwill and intangible assets recorded at approximately $2.8 million, net of accumulated amortization, associated with our acquisition of As We Change. During of 2003, we performed the required impairment tests that revealed that no impairment charge should be recognized. We will continue to test for impairment at least annually.

Our failure to retain the principal members of our management team and sales force or to hire additional qualified employees would adversely affect our ability to implement our business plan.

Our success depends upon the retention of the principal members of our management, technical and marketing and sales staff. In particular, the loss of the services of Edward F. Calesa, our Chief Executive Officer and Chairman of the Board, or other key members of our management team might significantly delay or prevent the achievement of our development and strategic objectives. We have entered into an employment contracts with Mr. Calesa and Michael T Sember, our newly appointed President and Chief Operating Officer. We are the beneficiary of a life insurance policy on the life of Mr. Calesa in the amount of $2.0 million. If Mr. Calesa ceases to serve as our Chief Executive Officer, we may be required to redeem the senior secured notes and convertible redeemable preferred stock. We do not have life insurance policies on the lives of any other members of our management team. In March 2003, we reduced the size of our sales force by 60% to eliminate those territories that have not been profitable. While we have given incentives to the remaining sales force with pay raises and stock options, we cannot be certain that our sales personnel will continue their employment with us, or continue to be productive. If we are unable to retain this smaller group of highly trained sales representatives, demand for our products may be negatively impacted and our revenues may decline. Our success also depends on our ability to attract additional qualified employees. Our inability to retain our existing personnel or to hire additional qualified employees would have a material adverse effect on our company and an investment in our common stock.

Our management and existing stockholders have substantial control over our voting stock, and collectively they could adversely affect our business and our stock price.

As of November 1, 2003, Edward F. Calesa and his family members jointly beneficially owned approximately 34.1% of our common stock. Also as of the same date, our present directors and executive officers, their family and affiliates as a group beneficially owned approximately 35.8% of our outstanding common stock. Accordingly, if all or certain of these stockholders were to act together, they would be able to exercise significant influence over or control the election of our board of directors, the management and policies of Women First and the outcome of certain corporate transactions or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

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

The market price of our common stock declined significantly in March 2003 and may continue to decline in the future. From January 1, 2000 to October 31, 2003, our stock has ranged from a high sales price of $11.84 to a low sales price of $0.44. The market prices and trading volumes for securities of emerging companies, like Women First, historically have been highly volatile and have experienced significant fluctuations both related and unrelated to the operating performance of those companies. Factors beyond our control such as stockholders’ reactions to our public announcements, our restructuring efforts, sales of substantial amounts of shares by large stockholders, concern as to safety of drugs, and general market conditions, can have an adverse effect on the market price of our securities. Shortfalls in our revenues, earnings, customer growth or other business metrics in any given period relative to the levels and schedule expected by securities analysts, could immediately, significantly and adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the subject company. Litigation of this type could result in substantial costs and a diversion of our management’s attention and resources which could, in turn, have a material adverse effect on our business, financial condition and results of operations. We have directors and officers insurance for this type of action but may be unable to buy such coverage in the future because of our results and expected increase in cost.

We face possible delisting from the NASDAQ National Market, which would result in a limited public market for our common stock.

Our common stock trades on the Nasdaq National Market, which specifies certain requirements for the continued listing of common stock. There are several requirements for the continued listing of our common stock on the Nasdaq National Market including, but not limited to, a minimum stockholders’ equity value of $10.0 million and a minimum stock bid price of $1.00 per share. As of September 30, 2003, our stockholders’ equity had fallen to $10.0 million. Our ability to continue to maintain compliance with the $10 million stockholders’ equity requirement will depend upon our ability to generate net income applicable to common stockholders, which would cause our retained earnings to increase, thereby increasing the amount of stockholders’ equity. Additional exercises of options or warrants, conversions of our convertible note and convertible preferred stock and/or sales of our common stock would also positively impact our stockholders’ equity. Conversely, failure to become profitable would be expected to have a negative impact on stockholders’ equity, and we do not expect to be profitable during the fourth quarter of 2003.

With respect to the minimum bid price requirement, the Nasdaq National Market has adopted a pilot program that allows for a 180 day grace period for compliance with the minimum bid price requirement and an additional 180 day grace period for those Nasdaq National Market issuers able to demonstrate compliance with the core Nasdaq National Market initial listing criteria. On various dates from March 20, 2003 through the date of this report, the bid prices for shares of our common stock on the Nasdaq National Market have been below this minimum threshold of $1.00. If we are unable to satisfy the $1.00 minimum bid price requirement by the expiration of any applicable grace period, our common stock may be subject to delisting by the Nasdaq National Market.

If our common stock were to be delisted from the Nasdaq National Market as a result of our failure to satisfy the minimum stockholders’ equity requirement, we would apply to be listed on the Nasdaq SmallCap market which imposes a $2.5 million stockholders’ equity requirement. However, if our common stock were to be delisted from the Nasdaq National Market as a result of our failure to satisfy the minimum bid price requirement, there can be no assurance that we would be approved for listing on the Nasdaq SmallCap Market, because the Nasdaq SmallCap Market imposes the same $1.00 minimum bid price requirement. While we expect that our stock would continue to trade on the Nasdaq SmallCap Market or the OTC Bulletin Board following any delisting from the Nasdaq National Market, any such delisting of our common stock could have a material adverse effect on the market price of, and the efficiency of the trading market for, our common stock. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise such equity capital.

We have implemented anti-takeover provisions that could delay or prevent a change of control of our company and prevent an acquisition at a premium price.

Provisions of our Fourth Amended and Restated Certificate of Incorporation, as amended, and Second Amended and Restated Bylaws may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable or may impede the ability of the holders of our common stock to change our management. These include provisions classifying our board of directors, prohibiting stockholder action by written consent and requiring advance notice for nomination of directors and stockholders’ proposals. In addition, Section 203 of the Delaware General Corporation Law also imposes restrictions on mergers and other business combinations between our company and any holders of 15% or more of our common stock. Moreover, our certificate of incorporation allows our board of directors to issue, without further stockholder approval, preferred stock that could have the effect of delaying, deferring or preventing a change in control. The issuance of preferred stock also could adversely affect the voting power of the holders of our common stock, including the loss of voting control to others. In 2001, we adopted a Change in Control/Severance Policy that may have the effect of discouraging a third-party from attempting to acquire us. Our option plans provide that unvested options will become fully vested and exercisable upon a change in control of Women First. The provisions of our certificate of incorporation and bylaws, our option plans, as well as certain provisions of Delaware law, may have the effect of discouraging or preventing an acquisition, or disposition, of our business. These provisions also may diminish the opportunities for a stockholder to participate in certain tender offers, including tender offers at prices above the then-current fair market value of our common stock. Some of our key contracts contain provisions that would allow the other party to the agreement to terminate the agreement upon a change in control.

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

Many of our activities are subject to extensive regulation by one or more federal, state or local agencies. In general, regulations pertain to the manufacture, purchase, safe storage and distribution of pharmaceuticals and controlled substances that are monitored through periodic site inspections conducted by the Food and Drug Administration and the Drug Enforcement Agency. Failure to comply with these requirements and regulations or to respond to changes in these requirements and regulations could result in modifications to our products, manufacturing delays, penalties or fines or a temporary or permanent closure of our manufacturers’ facilities. For example, our Esclim™ 25mg patch did not meet Food and Drug Administration specifications at its 24-month testing, which resulted in an 18 month expiration date on that size of Esclim™ patch. Also, the manufacturer for the aspirin active ingredient in our Synalgos® product has closed its United States site, which will require us to qualify material from a new site in order to comply with applicable regulatory requirements. In addition, an active ingredient in our Synalgos® product is subject to a Drug Enforcement Agency quota limiting the amount that may be produced in any given year. Accordingly, the amount of Synalgos® that can be manufactured is strictly controlled by the Drug Enforcement Agency. If we are unable to increase production of dehydrocodein (the controlled ingredient in Synalgos®) beyond the currently approved Drug Enforcement Agency, we would be unable to increase production of Synalgos® and might therefore be unable to meet our future projections for sales of the product.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1	Office Lease Agreement With WCB Five Limited Partnership dated June 20, 2003, for New Corporate Headquarters.

10.2	Amendment No. 2 to Note and Warrant Purchase Agreement, dated as of September 22, 2003 by and among Women first HealthCare, Inc. and the Purchasers named therein.

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Women First HealthCare, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOMEN FIRST HEALTHCARE, INC

Date: November 14, 2003	By:	/s/ EDWARD F. CALESA
Edward F. Calesa President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2003	By:	/s/ RICHARD G. VINCENT
Richard G. Vincent Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)