Form 10-K
period 2003-12-31
WOMEN FIRST HEALTHCARE INC
filed 2004-03-30
CIK 1081004

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the fiscal year ended December 31, 2003

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

5355 Mira Sorrento Place, San Diego, California 92121

(Address of Principal Executive Offices) (Zip Code)

(858) 509-1171

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑     NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).     Yes ☑     No ☐

      As of June 30, 2003, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $30,206,105 based on the closing price of the registrant’s common stock on the NASDAQ National Market on June 30, 2003 of $1.14 per share.

      As of March 26, 2004, 26,657,548 shares of registrant’s common stock, $.001 par value, were outstanding.

Information Relating to Forward-Looking Statements

      This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements. These forward-looking statements include statements about our strategies, objectives and our future achievements. To the extent statements in this Annual Report involve, without limitation, our expectations for growth, estimates of future revenue, our sources and uses of cash, our liquidity needs, our intentions to divest strategic and non-strategic assets, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” We undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this report. Important factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Annual Report on Form 10-K, including, without limitation, those discussions under “Risk Factors” in “Item 1. Business” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications.

      In this Annual Report on Form 10-K, “Women First HealthCare, Inc.,” “Women First,” “we,” “us,” “its,” and “our” refer to Women First HealthCare, Inc. and our wholly-owned subsidiaries, As We Change and Women First HealthCare Limited, a U.K. subsidiary.

PART I

Item 1.	Business

Overview

      Women First is a specialty pharmaceutical company dedicated to improving the health and well-being of midlife women. Our mission is to help midlife women make informed choices about their physical and emotional health and to provide pharmaceutical products and self-care products to help these women improve the quality of their lives. We historically marketed these products in the United States through a number of channels including our dedicated sales force, tele-sales and our direct-to-consumer marketing programs through our Internet sites, womenfirst.com, and Vaniqa.com. In March 2004, we announced restructuring plans in order to conserve cash and laid off 78 employees (80% of our workforce), including our entire sales force of 44 employees, all 28 employees employed by the As We Change® mail order catalog business and 6 support employees from our corporate office.

      As of March 26, 2004, the products we sell include the following:

Pharmaceutical Products

•	Vaniqa® (eflornithine hydrochloride) Cream, 13.9%, a topical cream clinically proven to slow the growth of unwanted facial hair in women. We acquired exclusive worldwide rights in June 2002 from a joint venture formed by the Bristol-Myers Squibb Company (“BMS”) and The Gillette Company (“Gillette”),

•	EsclimTM, an estrogen patch system. We acquired the exclusive rights (subject to exceptions) to market, use, distribute and sell in various dosages, in the United States and Puerto Rico, pursuant to a distribution and license agreement with Laboratoires Fournier S.A. (“Fournier”), effective July 1999,

•	Ortho-Est® Tablets, an oral estrogen product that we acquired from Ortho-McNeil Pharmaceutical in January 2001,

•	Midrin®, a prescription headache management product for which we acquired exclusive U.S. rights and title from Élan Pharma International Ltd. (“Élan”) and Élan Corporation plc in June 2001,

•	BactrimTM, an antibacterial product line used primarily in the treatment of certain urinary tract infections for which we acquired exclusive U.S. rights from Hoffman-LaRoche in October 2001,

•	Equagesic® Tablets, a pain management product for which we acquired all rights in the U.S. and Puerto Rico from American Home Products Corporation (now known as Wyeth) in November 2001, and

•	Synalgos®-DC Capsules, a pain management product for which we acquired all rights in the U.S. and Puerto Rico from Wyeth in November 2001.

      All of the above product or license rights are available for sale.

      As a result of our inability to execute on the sale of any of our pharmaceutical product rights in 2003, the declining prescription demand for our products and shift of all strategic sales and marketing focus to Vaniqa® Cream during the fourth quarter of 2003, we evaluated the recoverability of our product rights carrying values and determined that our product rights for BactrimTM, Midrin®, Synalgos® and Equagesic® were impaired and, accordingly, we recognized impairment charges totaling $19.2 million in the fourth quarter of 2003. For 2003, we recognized impairment charges totaling $25.1 million. There can be no assurance that we will be successful in recovering the current carrying values of our product and license rights in the event we sell any or all such rights.

Industry Trends

      We believe that the markets for pharmaceutical products for midlife women are growing because of the following trends:

•	a significant and expanding population of midlife women as the “baby boom” generation ages,

•	the expanding roles of obstetricians and gynecologists and the nurse practitioners and physician’s assistants focused on women’s health, and

•	an increasing awareness of the conditions and diseases that affect midlife women and the development of new products to address them.

      The U.S. Census Bureau projects that there will be approximately 68 million women in the United States over age 40 in 2004. That number is expected to grow to 77 million women by the year 2014.

      As women transition through menopause, their bodies begin to reduce the production of the steroid hormones, estrogen and progesterone. Studies have shown that with the significant loss of estrogen and progesterone production after menopause, the long-term health care needs of women change significantly. Among other things, women experience changes in their cardiovascular, skeletal, neurological, urologic and reproductive systems and may experience changes in their sexual and emotional needs. Studies have shown that menopausal hormonal therapy alleviates the symptoms commonly associated with menopause. Recent studies conducted by the National Cancer Institute found that women on menopausal hormonal therapy after menopause run a higher risk of ovarian cancer after ten years of use. However, a study of combination estrogen/progestin hormone replacement therapy by the National Institutes of Health was stopped prematurely during 2002 because of an increased risk of invasive breast cancer, heart attacks, strokes and blood clots. In addition, a sub-study of the Women’s Health Initiative Memory Study (WHIMS) recently concluded that women treated in the study with conjugated estrogens combined with medroxyprogesterone acetate have a greater risk of developing probable dementia than those on placebo. In March 2004, the National Institutes of Health announced that it had stopped clinical trials of estrogen-only replenishment therapy because it found that oral estrogens not only failed to improve participants’ health but also may have slightly raised the risk of strokes. There remains a great deal of confusion in the market place concerning menopausal hormonal therapy, combination estrogen/progestin replacement therapy and estrogen-only replacement therapy and the market for these products has shrunk considerably. We believe this has had an adverse effect on our sales of EsclimTM and Ortho-Est® Tablets. According to IMS Health, pharmaceutical sales for menopausal hormonal therapy in the United States were approximately $2.2 billion in 2002, down significantly from approximately $2.9 billion in 2001. Data is based on total prescription sales (TRx) at retail cost or Average Wholesale Price (AWP) for USC’s 52110 and 52130 (at USC 4 level.)

      The estrogen in our Ortho-Est® Tablets is approved by the Food and Drug Administration (“FDA”) for the prevention and/or treatment of osteoporosis in postmenopausal women. The National Osteoporosis Foundation estimates that the number of women age 50 and older who have osteoporosis, or are at risk for developing the disease, will increase from almost 30 million in 2002, to over 35 million in 2010, and to approximately 41 million in 2020.

Strategy

      In order to address our current debt service requirements and working capital needs, our near term strategic priorities are to: (i) identify an acquisition or merger partner with interest in acquiring our company or all or a significant portion of our assets; (ii) identify and implement measures to conserve our existing cash resources, (iii) restructure our existing indebtedness including various general creditors, and (iv) raise sufficient capital to satisfy our working capital and debt service requirements for the foreseeable future. Presently we are considering the sale of all of our pharmaceutical product and license rights. We laid off our sales force in March 2004 for cash conservation purposes. We also committed in December 2003 to sell or discontinue the operations of the As We Change mail order catalog business as we projected that it would continue to incur losses for the foreseeable future and was not a core element of our specialty pharmaceutical business.

      Pending the sale of our company or key assets, we are seeking to continue generating prescription demand and product sales at minimal costs with limited marketing and no detail sales efforts.

Products and Product Agreements

     Pharmaceutical Products

      Vaniqa® Cream. In June 2002, we acquired exclusive worldwide rights and title to Vaniqa® Cream (eflornithine hydrochloride), 13.9%, from a joint venture formed by Bristol-Myers Squibb Company and The Gillette Company. Vaniqa® Cream is a topical cream clinically proven to slow the growth of unwanted facial hair in women, was approved for marketing by the FDA in July 2000 and is the only prescription pharmaceutical product available for this prevalent condition. Vaniqa® Cream also has been granted regulatory approval in 25 international markets including the European Union, Canada and major Latin American countries. We paid $39.2 million in cash and assumed $3.7 million in liabilities for product returns for the Vaniqa® Cream product, including all related product rights, inventory, regulatory filings and patent rights. We also secured the right to pursue an over-the-counter strategy and to develop enhanced formulations of Vaniqa® Cream. We entered into an asset purchase agreement and license agreement with BMS and Gillette to provide for the sale or license of all of the joint venture parties’ Vaniqa® Cream assets. We did not acquire any facilities, equipment or personnel in the transaction. We also entered into a supply agreement with BMS, whereby, as amended, BMS will manufacture Vaniqa® Cream through June 2007.

      We financed the Vaniqa® Cream acquisition and related costs through the issuance of $28.0 million of senior secured notes, $13.0 million of convertible redeemable preferred stock, and $0.8 million in cash. The senior secured notes mature in September 2005 and bear interest at the initial rate of 11% per annum, which increases to 12.5% in January 2004, and to 13% per annum in July 2004. Interest on the senior secured notes is required to be paid in cash except that we may pay interest amounts in excess of 11% per annum in cash or through the issuance of additional senior secured notes. We may redeem the senior secured notes at any time at a redemption price of 108% of the aggregate principal amount outstanding plus accrued and unpaid interest. Our obligations under the terms of the senior secured notes are secured with a first security interest by our Vaniqa® Cream, Ortho-Est®, and BactrimTM product rights and substantially all other assets of the Company, other than our license rights to EsclimTM. In addition, the notes are secured with a second security interest in our Equagesic® and Synalgos® product rights. The convertible redeemable preferred stock had an aggregate initial stated value of $13.0 million, accreted quarterly at a rate of 10% per annum through December 31, 2003, increases to 11.5% per annum through June 30, 2004, and 12.5% per annum thereafter. The convertible redeemable preferred stock is convertible at any time at the option of the holders into shares of our common stock at a rate equal to the accreted stated value divided by $6.35, subject to certain antidilution adjustments. Unless previously converted or redeemed early, we will be required to redeem the convertible redeemable preferred stock for cash at its accreted stated value plus accreted unpaid dividends in June 2006.

      Both the senior secured notes and the convertible redeemable preferred stock are required to be redeemed with 100% of the proceeds of future loans and sales of debt securities, 75% of the proceeds of future sales of equity securities, and 50% to 100% of the proceeds derived from asset sales, as specified in the relevant documents. In addition, the holders of the senior secured notes have the right to require us to redeem the senior secured notes at a price of 108% of the aggregate principal amount outstanding upon certain changes in control. We must also generally use 75% of our “excess cash flow,” as defined, to redeem the senior secured notes and, subject to the rights of the senior secured notes, the convertible redeemable preferred stock.

      The financing was provided by certain affiliates of CIBC Capital Partners and Whitney & Co., LLC. Among other affirmative covenants, the holders of the senior secured notes and the convertible redeemable preferred stock are jointly entitled to appoint one non-voting observer to attend our Board of Directors meetings, until the amount of outstanding senior secured notes and convertible redeemable preferred stock decreases below 10% of the principal or stated value of senior secured notes and convertible redeemable preferred stock issued at the closing. For more information about possible defaults under the senior secured notes and the holders’ rights in such an event, see “Risks and Uncertainties — Risks Related to Our Business.”

      In December 2003, we entered into an agreement with Shire Pharmaceuticals Ireland Limited (“Shire”), an affiliate of Shire Pharmaceuticals Group plc, to sub-license exclusive rights to manufacture, market, use, distribute, and sell Vaniqa® Cream (eflornithine hydrocholoride) for the European Union, Australia, Canada, Hong Kong, Israel, New Zealand, South Africa, South Korea, Singapore, Switzerland, Taiwan, and Thailand, in exchange for a cash payment of $10 million.

      Under the terms of our sub-license and supply agreement with Shire, we sold and transferred to Shire certain trademarks, regulatory documentation and books and records relating to Vaniqa® Cream in the licensed territories and granted sublicenses of certain of our rights under the license and related agreements with BMS, Gillette and their former joint venture partnership. In addition, for a limited period of time, Shire may purchase its supply of Vaniqa® Cream indirectly through us, from BMS, pursuant to the Company’s existing supply agreement with BMS.

      In accordance with the terms of our senior secured notes and convertible redeemable preferred stock, we applied 75% of the net proceeds from the Shire transaction to redeem a portion of our outstanding convertible redeemable preferred stock. As part of the transaction, the holders of our senior secured notes and convertible redeemable preferred stock consented to the transaction and released their security interest in the assets sold to Shire under the terms of a collateral release and non-disturbance agreement.

      EsclimTM. In July 1999, we entered into a seven year distribution and license agreement with Laboratoires Fournier S.A. (“Fournier”) under which we were granted the exclusive right (subject to exceptions) to market, use, distribute and sell the EsclimTM estradiol transdermal system in various dosages in the United States and Puerto Rico (through July 2006). In November 1999, we initiated sales and distribution of the EsclimTM product, an estrogen patch system that releases small amounts of 17 Beta-estradiol, the main estrogen produced in the ovaries, through the skin on a continuous basis. EsclimTM replenishes declining levels of estradiol using a patented matrix technology. The product, a patch that is changed twice a week, is available in a range of five dosage strengths including 0.025, 0.0375, 0.05, 0.075 and 1.0 milligrams per day. The EsclimTM product, which received FDA approval in August 1998, is a leading transdermal estrogen product in France and has been launched in a number of European countries and Canada. The distribution and license agreement required us to pay Fournier a non-refundable license fee of $1.1 million, of which $0.75 million was paid in 1999 and $0.35 million was paid in November 2001. Fournier is solely responsible for the manufacture of the product and for quality assurance, quality control and other aspects of manufacturing the product. Fournier has transferred to us responsibility for the New Drug Application filed with the FDA with respect to the product. We are solely responsible for U.S. customs clearance, sales, marketing, advertising and distribution of the product and for handling product complaints. In January 2002, EsclimTM was added to the highest priority formulary listing with the country’s largest prescription benefit manager, AdvancePCS. In March 2002, EsclimTM was added to formularies at two additional large prescription benefit managers: Caremark’s Preferred and Primary Drug Lists and Express Scripts® Expanded Formulary. Effective April 1, 2003, EsclimTM was added to the formulary at Medco Plan Sponsors.

      On March 30, 2004, we received a notice of default and request for cure from Fournier relating to $0.2 million due on February 29, 2004. Under the distribution and license agreement, we have 60 days to cure this breach. Fournier also has asked for adequate assurances of due performance under the agreement under Section 2-609 of the Uniform Commercial Code and has indicated that it will suspend performance under the agreement until it receives such assurances. Fournier further states that unless it receives the requested assurances from us by April 30, 2004, it will take the position that we have repudiated the agreement. If not cured, we do not believe Fournier’s suspension of performance will have a material impact on us for at least the next two to five months. We believe there is at least two months of product at each dosage in the distribution channel and at our third-party distribution center.

      Ortho-Est® Tablets. We began selling and distributing Ortho-Est® Tablets (estropipate), a soybean-derived estrogen product, through wholesale and retail channels pursuant to an exclusive distribution agreement with Ortho-McNeil Pharmaceutical in July 1998. Ortho-Est® Tablets are available on the market in the United States in two strengths, ..625mg and 1.25mg, and replenish declining estrogen levels in midlife women with estrone, the principal type of estrogen that the body makes following menopause. The distribution agreement required us to make minimum aggregate payments totaling $47.5 million to Ortho-McNeil Pharmaceutical over the life of the contract regardless of the actual sales performance of the product. We terminated the distribution agreement effective September 30, 2000 and entered into an asset transfer and supply agreement pursuant to which Ortho-McNeil Pharmaceutical transferred to us all of its right, title and interest in Ortho-Est® Tablets effective January 1, 2001 and granted us an exclusive license to use the “Ortho-Est®” trademark from January 1, 2001 until June 1, 2008. This agreement reduced the minimum payment in 2000 from $5.4 million to $4.7 million. No further payments are required under the new agreement. Ortho-Est® Tablets are manufactured by Pharmaceutics International Inc. under a five-year agreement that expires in February 2007. Ortho-Est® is on formulary at Advance PCS, Express Scripts and MedCo Plan Sponsors.

      Midrin®. In June 2001, we acquired exclusive U.S. rights and title to Midrin®, a prescription headache management product, from Élan. Midrin® is indicated for relief of symptoms of tension-type, migraine and migraine variant headaches and its active ingredients are isometheptene, dichloralphenazone and acetaminophen. In August 2001, Midrin® was scheduled by the Drug Enforcement Agency (“DEA”), requiring that, effective May 2002, the product have tamper resistant packaging and disclosure about the product’s potential for abuse. This action has not had a material effect on Midrin® sales. The purchase price of $15.0 million was financed through the issuance to Élan of an $11.0 million convertible secured promissory note as well as the issuance of 0.4 million shares of common stock valued at $4.0 million. The Convertible Promissory Note Payable to Élan is due in June 2008 unless converted earlier into common stock. This note is convertible at the option of the holder into common stock based on a conversion price of $10.49 per share, subject to certain adjustments. Interest totaling $1.6 million was compounded semi-annually and added to principal through June 2003, and is payable in cash quarterly thereafter. The Midrin® product rights secure this note. We recorded an impairment charge of $11.4 million against the Midrin® product rights in 2003. Midrin® is on formulary at Caremark, Express Scripts® and Medco Plan Sponsors.

      BactrimTM. In October 2001, we acquired exclusive U.S. rights to the BactrimTM family of antibacterial products, including an exclusive royalty-free license to use the BactrimTM trademark in the U.S., from Hoffman-LaRoche®. BactrimTM and BactrimTM DS are commonly used to treat urinary tract infections, acute otitis media, acute exacerbations of chronic bronchitis in adults and traveler’s diarrhea. Subject to certain terms of the agreement, we can extend this royalty-free license in the U.S. to new delivery forms, reformulations and other modified forms of BactrimTM. We paid $6.0 million in cash to acquire all existing U.S. inventory and rights to the New Drug Applications for BactrimTM DS Tablets, BactrimTM Tablets, Pediatric Suspension and Intravenous Infusion. The active ingredients in BactrimTM are trimethoprim and sulfamethoxazole. We recorded an impairment charge of $4.0 million against the BactrimTM product rights in 2003.

      Equagesic® and Synalgos®. In November 2001, we acquired all rights in the U.S. and Puerto Rico to Equagesic® and Synalgos®, products used in the treatment of pain, from American Home Products Corporation (now known as Wyeth). The acquisition includes relevant trademarks and the Abbreviated New Drug Application and New Drug Application for Equagesic®, a DEA schedule IV drug, and Synalgos®-DC, a DEA Schedule III drug. Equagesic® is indicated for short-term treatment of pain accompanied by tension and/or anxiety in patients with musculoskeletal disease. Synalgos®-DC is indicated for relief of moderate to moderately severe pain. We agreed to pay $17.3 million to acquire these products, with $7.5 million paid at closing and the remainder payable in cash in three equal annual installments. As amended, the November 2002 note payment was reduced to $3.0 million and the November 2003 payment was split into two installments of $1.63 million, of which the first installment was paid in December 2003, and the second installment is due in May 2004, with interest at 12%. The current principal outstanding under the amended promissory note is $4.9 million. The note is secured by the Equagesic® and Synalgos® product rights. We recorded an impairment charge of $9.7 million against the Equagesic® and Synalgos® product rights in 2003.

     Self-Care Products

      We previously offered a variety of self-care products to midlife women through our subsidiary As We Change, LLC, a national mail order catalog and Internet retailer directed at midlife women, and through our Internet site, aswechange.com. The As We Change® catalog offered women a wide range of products designed to offer product solutions to meet the needs of women at midlife. In December 2003, we committed to selling or shutting down our consumer products subsidiary, As We Change, as we projected it would incur losses for the foreseeable future and does not constitute a core element of our specialty pharmaceutical business.

Marketing and Sales

      In January 2004, there are estimated to be over 57,000 board certified obstetricians and gynecologists and over 13,000 board certified dermatologists in the United States. Up through our restructuring in mid-March 2004, we had 29 highly trained dedicated sales representatives and 8 flex-time representatives to market and sell Vaniqa® Cream and EsclimTM to those dermatological practices where we believe there was the greatest potential for Vaniqa® Cream and those obstetrician/gynecologist practices that have proven to be our top prescribers. As of March 26, 2004, we had no sales representatives, and only one national account manager focused on maintaining our products on formulary at managed care organizations. We have retained management and staff to support our marketing and regulatory efforts, and a customer service representative.

      From time to time, we engaged the services of third-party contract sales organizations to promote our products. In September and December 2002, we hired third-party sales organizations with established dental and dermatology marketing and sales teams, to promote Synalgos® to dental offices and Vaniqa® Cream to dermatologists. In March and August 2003, we terminated these relationships as the forecasted prescription demand was not achieved. We may look to partner with other contract sales organizations in the future.

Manufacturing and Logistics

      We have entered into manufacturing and supply agreements with third-party manufacturers to provide us with the pharmaceutical products we offer. The third-party manufacturers generally are responsible for receipt and storage of raw materials, production, packaging, labeling and shipping of finished goods to our distribution center. In each case, we are dependent on single sources of supply for the pharmaceutical products we offer. The following companies are sole suppliers for the indicated products:

•	BMS supplies Vaniqa® under a five-year agreement, as amended, that expires in June 2007.

•	Fournier, a French company, supplies EsclimTM under a seven-year agreement that expires in July 2006.

•	Pharmaceutics International, Inc. supplies Ortho-Est® Tablets to us under a five-year agreement that expires in February 2007.

•	Mallinckrodt Inc. supplies Midrin® pursuant to periodic purchase orders, as we do not have a formal supply agreement.

•	Mutual Pharmaceutical Company, Inc. supplies BactrimTM under a five-year term agreement that expires in January 2007.

•	Wyeth, as successor to American Home Products Corporation, supplied Equagesic® Tablets and Synalgos®-DC capsules under an agreement that expired in November 2003. We are in final negotiations with an alternative supplier and believe we have sufficient quantities on hand to cover expected sales orders for several quarters.

      In general, our supplier agreements allow either party to terminate the agreement early if the other party is in default of any material obligations and fails to cure the default timely after notice. In addition, our supplier agreements typically permit either party to terminate the agreement early in the event of the other party’s liquidation, bankruptcy or insolvency or, in the case of our agreement with Fournier concerning EsclimTM, if the other party undergoes specified changes of control.

      We have an agreement with UPS Supply Chain Management, Inc. for warehousing, distribution, logistics management and billing for the pharmaceutical products we sell. Such an agreement may be terminated, by either party, at any time upon 90 days notice.

Competition

      The health care industry is intensely competitive, characterized by continuous product development and subject to rapid technological change. Our principal competitors are large, well-known pharmaceutical, life science, health care companies and manufacturers of generic substitutes that have considerably greater financial, sales, marketing, technical and developmental capabilities and resources than we have. Additionally, these competitors have research and development capabilities that may allow them to develop new formulations or enhanced products that may compete with product lines or dosages we market and distribute. As specialty markets continue to evolve, there will be numerous companies and products that will continue to offer competitive advantages to already existing products in the marketplace.

Pharmaceutical Products

      Vaniqa® (eflornithine hydrochloride) Cream, 13.9% competes in the women’s facial hair removal market against a variety of depilatory products, electrolysis, laser hair removal and other hair retardant and hair removal products. Although Vaniqa® Cream is not available generically, it has been on the market only a short period of time and our sales force has only recently begun to market the product. Vaniqa® Cream is the only prescription product available for unwanted facial hair in women. The competitive products for the removal of unwanted facial hair in women have substantially greater market presence than does Vaniqa® Cream. In addition, because Vaniqa® Cream is a prescription hair removal product that is generally not covered by pharmaceutical reimbursement plans, we may have difficulty competing against products that are more readily available to consumers in the over-the-counter form.

      The hormone replacement therapy pharmaceutical products we offer face significant competition. The EsclimTM estradiol transdermal system competes in the estrogen replenishment therapy market against products made by Berlex Laboratories, Watson Laboratories, Inc., Novogyne Pharmaceuticals and Novartis Pharmaceutical. The estrogen replenishment therapy products we market also compete with combination estrogen/progestin hormonal replenishment therapy products marketed by Wyeth, Parke-Davis and Pharmacia Corporation, divisions of Pfizer, Solvay Pharmaceuticals, Inc., Barr Laboratories, Inc., King Pharmaceuticals and others, as well as generic hormonal replenishment therapy products. EsclimTM is not available generically, but there is a generic estrogen replenishment therapy patch available. Ortho-Est® Tablets compete in the estrogen replenishment therapy market, a market dominated by PremarinTM, a product manufactured by Wyeth. Ortho-Est® Tablets face significant generic competition. The estrogen replenishment therapy products we market also compete with non-hormonal replenishment therapy products marketed by Merck & Co., Inc. and Eli Lilly & Company. Each of these competitors has substantially greater marketing, sales and financial resources than we do.

      Midrin® competes against a class of drugs called triptans as well as against generic competitors. Triptans are manufactured by several companies, including GlaxoSmithKline (Imitrex®), Merck & Co. (Maxalt®) and AstraZeneca Pharmaceuticals LP (Zomig®). BactrimTM competes in the antibacterial market against CotrimTM marketed by Teva Pharmaceuticals, Septra®, manufactured by Monarch, a division of King Pharmaceuticals, and generic products made by High Tech Pharmaceutical Co., United Research Laboratories and Mutual Pharmaceutical Co., among others. Equagesic® competes against Flexeril®, manufactured by Merck & Co., and Valium®, manufactured by Roche Labs, as well as against generic cyclobenzaprine and generic diazepam. Synalgos® competes against hydrocodone products such as Vicodin® and Vicoprofen® from Abbott Laboratories and codeine products such as Tylenol® with Codeine, manufactured by McNeil Consumer Healthcare, a subsidiary of Johnson & Johnson.

Self-Care Products

      Competition for the self-care products has been significant. As We Change competed with a number of catalog companies and Internet retailers focusing on self-care products. Luminesence, SelfCare®, HarmonyTM, InnerBalance and InteliHealth Family MedsTM market and sell general lifestyle and personal care products.

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

      Patents. Due to the length of time and expense associated with bringing new pharmaceutical products to market, we recognize the considerable benefits associated with acquiring or licensing products that are protected by existing patents or for which patent protection can be obtained. However, only two of our products, Vaniqa® Cream and EsclimTM, are subject to patent protection. Vaniqa® Cream has broad patent coverage in many countries worldwide, and is covered by patents related to the formulation of the product as well as patents related to the method of using eflornithine hydrochloride. We have two patents on Vaniqa®, a use patent covering eflornithine hydrochloride for inhibition of hair growth that expires January 2005, and a formulary patent that expires in July 2014. We have licensed these patent rights from Gillette, and therefore rely on a third party to maintain and protect against infringement of the patents relating to Vaniqa® Cream. Additionally, we acquired two patent applications covering new formulations of Vaniqa® Cream and improved manufacturing processes. We have filed these applications on a worldwide basis. EsclimTM, for which we have an exclusive license (subject to exceptions), is patent protected through 2008. Our other pharmaceutical products, and most of our self-care products, are not protected by patents. We intend to take the actions that we believe are necessary to protect our patent rights, but we may not be successful in doing so on commercially reasonable terms, if at all. In addition, parties that license their proprietary rights to us may face challenges to their patents and other proprietary rights and may not prevail in any litigation regarding defending those rights.

      Copyrights. We have received copyright registration for the Women First HealthCare logo. Copyrights for the source code of the womenfirst.com Internet site that we created with SF Interactive have been assigned to us.

      Trademarks and Domain Names. As We Change owns the registered U.S. trademark As We Change®. In addition, we own several trademark registrations, including our key name and mark “Women First®.” We have also applied to register several other marks, including the key marks “Women First HealthCareTM” and “Women FirstTM,” for additional goods that are presently covered by our existing registrations. Some of our agreements also include rights to use the manufacturer’s trademarks, such as the Ortho-Est® and EsclimTM trademarks during the term of these agreements. We also own the rights to the Vaniqa® trademark and the Vaniqa® design trademark. These trademarks have been registered in several key markets worldwide and additional applications are pending. We intend to introduce new trademarks, service marks and brand names, as warranted, and to maintain registrations on trademarks that remain valuable to the business.

      We currently hold the Internet domain names “womenfirsthealthcare.com” and “womenfirst.com,” “vaniqa.com”, and As We Change holds the Internet domain name “aswechange.com.” Domain names are regulated by Internet regulatory bodies while trademarks are enforceable under local country law. As a result, while we may be able to maintain our existing .com domain names, we may not be able to acquire corresponding domain names in other top-level domains. Also, we may be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names or trademarks.

Government Regulation

      The manufacturing, processing, formulation, clinical investigation, packaging, labeling, storage, promotion, distribution and advertising of the products we offer are subject to extensive rigorous regulation by one or more federal agencies including the FDA, DEA, U.S. Department of Agriculture, Environmental Protection Agency (“EPA”), Federal Trade Commission, Occupational Safety and Health Administration, Consumer Product Safety Commission, the United States Customs Service and the United States Postal Service. These activities are also regulated by various agencies of the states and localities in which our products are sold. For both currently marketed and future products, failure to comply with applicable regulatory requirements could limit our ability to market and distribute such products and would harm our business.

      The FDA administers the Food, Drug and Cosmetic Act, or FDCA, and related regulations, which govern, among other things, the development, testing, approval, safety, effectiveness, manufacture, labeling, storage, recordkeeping, export, advertising and promotion of prescription drugs, a category that includes our products. Failure to comply with FDA requirements may subject us and/or our contract manufacturers to administrative or judicial sanctions, including FDA refusal to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines, injunctions and/or criminal prosecution.

      All of the prescription drug products that we market have been approved by the FDA, except Midrin®, however, we are subject to a number of post-approval requirements. Midrin® is a “grandfathered” product that was introduced prior to 1962. The FDA has the authority to revoke existing approvals or to review the status of currently exempt pharmaceuticals and require application and approval of prescription drugs if new information reveals that they are not safe or effective. Drugs that contain ingredients that are considered to be controlled substances under the Controlled Substances Act and related regulations are administered by the DEA. These regulations require registration of facilities that manufacture, distribute, dispense, import or export controlled substances; establish labeling and packaging requirements; establish production and manufacturing quotas; require extensive recordkeeping and reporting; and impose other requirements to ensure appropriate security, control and accounting mechanisms to prevent drug loss and diversion. The DEA conducts periodic inspections of establishments that handle controlled substances. Failure of our manufacturers or distributors to comply with DEA requirements could result, among other consequences, in DEA failure to renew registrations, suspension or revocation of existing registrations, civil penalties, forfeitures or criminal prosecution. Midrin®, Equagesic® and Synalgos®, contain such ingredients. As a result, packaging for these drugs must be clearly labeled and be in tamper-resistant packages. In addition, we are required to maintain a DEA license to distribute the products, and because the active ingredient in Synalgos® is strictly controlled by the DEA, the quantity of Synalgos® that we may have manufactured is limited.

      If we seek to make certain changes to an approved product, such as promoting or labeling a product for a new indication, making certain manufacturing or dosage changes or product enhancements or adding labeling claims, we will need FDA review and approval before the change can be implemented. While physicians may use products for indications that have not been approved by the FDA, we may not label or promote the product for an indication that has not been approved. Securing FDA approval for new indications or product enhancements and, in some cases, for manufacturing and labeling claims, is generally a time-consuming and expensive process that may require us to conduct clinical studies under FDA’s investigational new drug regulations. Even if such studies are conducted, the FDA may not approve any change in a timely fashion, or at all. In addition, certain adverse experiences associated with use of the products must be reported to the FDA, and FDA rules govern how we can label, advertise or otherwise promote our products.

      We and the third party manufacturers on which we rely for the manufacture of our products are subject to requirements that drugs be manufactured, packaged, and labeled in conformity with current Good Manufacturing Practices and other requirements. To comply with GMP requirements, manufacturers must continue to spend time, money and effort to meet organization and personnel, facilities, equipment, production and process, labeling and packaging, quality control, recordkeeping and other requirements. Drug manufacturing facilities must be registered with and approved by FDA and must list with the FDA the drug products they intend to distribute. The manufacturer is subject to periodic inspections by the FDA and by other regulatory agencies. The FDA has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to seize and prohibit the sale of unapproved or non-complying products, and to halt manufacturing operations that are not in compliance with current Good Manufacturing Practices. Also, the FDA regulates the distribution of samples of drugs. Both FDA and DEA may impose criminal penalties arising from non-compliance with applicable regulations.

      Cosmetics Regulations. We previously marketed cosmetic products through our As We Change® catalog and aswechange.com and womenfirst.com Internet sites. The FDA regulates the labeling on cosmetic products but does not require cosmetics to be approved before products are released to the marketplace. The FDA does not have the authority to require manufacturers to register their cosmetic establishments, file data on ingredients or report cosmetic-related injuries. The FDA maintains a voluntary data collection program, however, and companies wishing to participate in the program may do so. The FDA may inspect cosmetics manufacturing facilities, collect samples for examination and take action to remove adulterated and misbranded cosmetics from the market.

Employees

      As of March 26, 2004, we employed 16 continuing full-time people. In March 2004, we announced restructuring plans in order to conserve cash and laid off 78 employees (80% of our workforce), including our entire sales force of 44 employees, 28 employees employed by the As We Change® mail order catalog business and 6 other operational and administrative support personnel. As part of a restructuring and downsizing in March 2003, we laid off 56 employees, mainly in the marketing and sales area. None of our employees are represented by a labor union, and we consider our relations with our employees to be satisfactory. Our ability to achieve our strategic, financial and operational objectives depends in large part upon the continued service of our senior management and key personnel. Competition for qualified personnel in the pharmaceutical and health care industry is intense.

Seasonality

      Sales of our pharmaceutical products do not tend to be seasonal. Sales of our self-care products typically were higher in the first two calendar quarters, perhaps due to our customers’ focus on wellness and lifestyle issues at the beginning of each new calendar year, perhaps because of New Year’s resolutions. We have also found that sales of our merchandise related to fashion and exercise typically were higher in the spring months, reflecting our customers’ focus on outdoor activities and physical fitness in that portion of the calendar year. Typically, our customers did not use the catalog for gift buying, making the last calendar quarter the weakest.

Website Access to Reports

      On our website, www.womenfirst.com, we make our periodic and current reports available, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Risks and Uncertainties

Risks related to our business

Unless we are able to sell assets or raise additional financing, we may not have adequate cash to meet our working capital and debt service needs beyond mid-April 2004. Substantial doubt exists about our ability to continue as a going concern.

      We had approximately $1.1 million in cash and cash equivalents as of March 26, 2004. As of December 31, 2003, our working capital deficit was approximately $56.0 million, including long-term debt re-classified to current liabilities of approximately $38.0 million. We have estimated the timing and amounts of cash receipts and disbursements over the near term, and believe that unless we are able to raise additional financing we may not have adequate cash to meet our working capital and debt service needs beyond mid-April 2004. All of our assets (other than our license rights interest to the EsclimTM patch) have been pledged to secure our obligations under our various debt agreements. We expect that we will be in default of our obligations under our $28.0 million original principal amount of senior secured notes for the quarter ending March 31, 2004. We also expect that we will not have adequate cash to make our interest and principal payments due in the second quarter under the Elan and Wyeth notes payable. Under each of these notes, any default would provide the note holders with rights to declare the notes to be immediately due and payable and to foreclose on the assets that have been pledged to secure our obligations under the notes. If our note holders choose to exercise their rights upon our anticipated defaults, our other lenders also could seek to accelerate our indebtedness under those obligations and we would likely seek the protection afforded by the federal bankruptcy laws. Any such exercise would have a material adverse effect on our business. In addition, even if we did not elect to seek bankruptcy protection, our lenders could institute an involuntary bankruptcy proceeding against us. There would likely be no assets available for distribution to our stockholders if the obligations under our debt agreements were to be accelerated.

      Our cash shortage, significantly negative working capital position, anticipated defaults under our debt agreements and our potential need to seek protection under the federal bankruptcy laws raise substantial doubt about our ability to continue as a going concern. Our independent public accountants have expressed substantial doubt about our ability to continue as a going concern in their audit report.

      We have retained Miller Buckfire Lewis Ying & Co., LLC (“MBLY”) to assist in exploring opportunities to sell our company or some or all of our pharmaceutical products or license rights, to restructure our significant outstanding indebtedness and to obtain new sources of financing. We and MBLY have begun discussions with the holders of our $28.0 original principal amount of senior secured notes to obtain a forbearance agreement to defer near-term interest payments, address likely future covenant violations and additional financing needs, but there can be no assurance that the senior lenders will grant such forbearance or that such additional financing will be available. If we are unsuccessful in promptly implementing a transaction to sell our company or some or all of our assets or in obtaining additional financing, our company may be forced to continue to withhold payment to suppliers, commence withholding payment to debt holders and others. In such a case, our company could be required to file for bankruptcy protection. Although we have received indications of interest from potential acquirers of one or more of our pharmaceutical products and potential sources of financing, our company does not have any definitive agreements in place. There can be no assurance that a sale of assets or a financing on terms acceptable to us or our creditors can be agreed to and implemented.

We have incurred significant debt obligations and issued convertible redeemable securities that require us to make debt service and similar payments in the future.

      As of December 31, 2003, we had outstanding debt obligations of $42.7 million, the proceeds of which were used to finance the acquisitions of Midrin®, Equagesic®, Synalgos® and Vaniqa® Cream. We issued an $11.0 million convertible promissory note payable to Élan to acquire the product rights for Midrin®. The note bears interest at 7% and interest totaling $1.6 million accreted to the principal balance of the note through June 2003. Thereafter, we have been required to make quarterly interest payments in cash. The total principal plus accrued interest under our note of $12.6 million to Élan is due in June 2008. We issued a non-interest bearing promissory note to Wyeth to acquire the product rights for Equagesic® and Synalgos®, of which $4.9 million remains outstanding. As amended, we are required to make a principal payment of $1.6 million plus 12% interest in May 2004, and a $3.25 million principal only payment on November 30, 2004.

      In June 2002, we financed the acquisition of Vaniqa® Cream through the issuance of $28.0 million of senior secured notes and $13.0 million of convertible redeemable preferred stock. The senior secured notes mature in September 2005 and bear interest at the initial rate of 11% per annum, which increases to 12.5% in January 2004, and 13% per annum in July 2004. Interest on the senior secured notes is required to be paid in cash except that we may pay interest amounts in excess of 11% per annum in cash or through the issuance of additional senior secured notes. The convertible redeemable preferred stock had an aggregate initial stated value of $13.0 million, which accretes at a rate of 10% per annum, calculated quarterly, which increases to 11.5% per annum in January 2004 and 12.5% in July 2004. Unless previously converted, we are required to redeem the convertible redeemable preferred stock for cash at its accreted stated value plus accreted unpaid dividends, if any, in June 2006.

      We pledged our Vaniqa® Cream, and substantially all of our other assets other than our rights to EsclimTM and Midrin®, to secure our obligations under the senior secured notes and convertible redeemable preferred stock. We also pledged assets related to Midrin®, Equagesic® and Synalgos® as first security for the repayment of the related debt obligations. If we default on our obligations, we may lose our rights to the products in which the lenders have a security interest.

We estimate that existing channel inventories for our significant products, as of December 31, 2003, are adequate to satisfy expected prescription demand for the next three to 15 months. As a result, we may be unable to record any significant cash-generating revenues during 2004.

      We estimated inventories in the distribution channel (“channel inventories”) by obtaining and utilizing detailed inventory information obtained from key customers, historical data and trends, and industry information we purchase from nationally recognized providers of this information. Based on our expected prescription demand for our significant products, we estimated that existing channel inventories are adequate to satisfy prescription demand for the next three to 15 months as of December 31, 2003. Due to the adequacy of the existing channel inventories, the amounts of replacement product we owed to customers as of December 31, 2003, and the elimination of the sales force in March 2004, there is a significant risk that we will be unable to generate any significant cash-generating revenues (as compared to revenues recognized upon completion of sales previously recorded as deferred revenues for which we previously received payment) during 2004. This may cause us to default on our debt covenants, harm our ability to raise financing and infringe on our formulary position under our managed care contracts.

We estimate our inventory obsolescence and product returns reserve requirements based, in part, on our expected trends for future prescriptions and sales.

      We report revenue net of estimated reserve for product returns, replacements, rebates, chargebacks and prompt pay discounts. We estimate out reserve requirements utilizing historical data, industry information and information obtained from key customers. We generally accept for credit or exchange pharmaceutical products that have become unsaleable or unusable due to expiration dating, drug recall or discontinuance. If actual results differ from the estimates, the reserves are adjusted in the period the difference is known. Based on our agreements with our customers and our historical experience with actual product returns for replacement or credit, we estimate the amount of product that we expect to be returned for replacement or credit. The estimated product to be returned for replacement is provided for at our inventory value (actual replacement cost), and the estimated product to be returned for credit is provided for at our sales price. The actual amounts could be different from the estimates and differences are accounted for in the period they become known. We may be unable to generate the prescription demand forecasted for certain products in 2004. The loss of our managed care contracts would adversely affect demand for our products. Any significant decline in prescription demand from our estimates could result in a material increase in our inventory obsolescence and product return requirements reserve requirements, which would adversely affect our results of operations and could harm our stock price.

Our senior secured notes and convertible redeemable preferred stock contain provisions and requirements that could limit our ability to secure additional financing and respond to changing business and economic conditions.

      The restrictions contained in our senior secured notes and convertible redeemable preferred stock may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and acquire additional pharmaceutical products. Both our senior secured notes and our convertible redeemable preferred stock restrict our ability to incur additional indebtedness and require us to offer to use proceeds from additional indebtedness or the sale of other securities to repay the senior secured notes and redeem the convertible redeemable preferred stock, subject in each case to limited exceptions. Our senior secured notes, among other things, restrict our ability to create liens and sell assets. In addition, our senior secured notes require us to maintain minimum cash revenues, set maximum cash expenditure levels and maintain a minimum cash balance of $2.0 million through December 31, 2004. The minimum cash we are required to have at the end of each month in 2004 is $1.5 million. As of March 26, 2004, we had cash and cash equivalents of approximately $1.1 million, and we do not expect to satisfy the “cash revenue” covenant under the senior secured notes for the period ending March 31, 2004. Any default by us under the senior secured notes allows the note holders to accelerate our indebtedness under the senior secured notes. If the note holders seek to exercise their remedies against us, including immediate acceleration of the senior secured notes, we would likely be required to file for protection under the federal bankruptcy laws which would have a material adverse effect on our business and, in turn, any investment in our common stock.

We face possible delisting from the Nasdaq National Market, which would result in a limited public market for our common stock.

      Our common stock trades on the Nasdaq National Market, which specifies certain requirements for the continued listing of common stock. There are several requirements for the continued listing of our common stock on the Nasdaq National Market including, but not limited to, a minimum stockholders’ equity value of $10.0 million and a minimum stock bid price of $1.00 per share. As of December 31, 2003, we had a stockholders’ deficit of $24.3 million, and our closing stock price as of March 26, 2004 was $0.20. We expect that the Nasdaq National Market will notify us of its intent to de-list our common stock soon after the filing of this Annual Report on Form 10-K. While we expect that our stock would continue to trade on the Over The Counter (“OTC”) Bulletin Board following any delisting from the Nasdaq National Market, any such delisting of our common stock could have a material adverse effect on the market price of, and the efficiency of the trading market for, our common stock. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise such equity capital.

Because we depend on a small number of customers and managed care organizations for a significant portion of our revenues, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers or the return of unsold product for credit or exchange in excess of reserves we have established could significantly reduce our revenues.

      Historically, a limited number of customers have accounted for a significant portion of our total revenues. Four key customers, McKesson Drug Operations, QK Healthcare, Inc., Cardinal Health, Inc. and AmerisouceBergen Corp., each individually accounted for greater than 10% of our total revenues for the year ended December 31, 2003. Together, these customers accounted for approximately 55% of our gross revenues for the year ended December 31, 2003, and 88% and 70% of our total revenues for the years ended December 31, 2002 and 2001, respectively. We have no long-term purchase commitments from any customers or managed care organizations. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers or managed care providers, or a significant reduction in sales to or prescription demand pull through from those customers/organizations, could significantly reduce our revenues. During 2003, we experienced such a reduction in our sales to these customers primarily due to our declining prescription demand across most products. In addition, because these key customers purchase such a relatively large percentage of our products and the managed care organizations generate significant prescription demand for us, we may be particularly susceptible to risks of cancellation of product orders or returns of unsold products from these key customers.

      In March 2004, we laid off our 44-member sales force in an effort to conserve cash. Our sales force previously served as the primary means by which we sought to generate awareness or demand for our products. The termination of our sales efforts could significantly reduce our revenues, harm our financial results and further depress the price of our common stock. Further, our competitors may be able to encroach on our business, which could reduce our revenues, harm our financial results and further depress the price of our common stock. In addition, we have deferred payments owed to some of our managed care organizations and this may adversely affect our ability to retain their service in the future.

We have experienced significant losses since our inception, and rely on sales from two major products for a substantial portion of our future revenue and cash flow.

      We have incurred significant losses since we were founded in November 1996, accumulating a deficit of $147.9 million through December 31, 2003. We have not achieved profitability in any complete fiscal year since our inception. Problems, delays and expenses that we may encounter include, but are not limited to, unanticipated product returns or problems and additional costs related to marketing, competition, technology transfers, manufacturing and supply, product acquisitions and development. These problems could cause significant losses and/or volatility in our profitability, which could adversely affect your investment in our common stock.

      A substantial portion of our future revenues and cash flows are estimated to come from sales of Vaniqa® Cream and EsclimTM products. We rely on these products for substantially all of our revenues and cash flows. Effective March 19, 2004, we laid off our 44-member sales force. Accordingly, we do not expect to maintain or increase prescription levels for these products, adversely affecting our sales. Sales of our products also are subject to the following risks, among others: (i) the ability of our competitors to price products below a price at which we can competitively sell these products; (ii) physician or public perception that these products are not safe or effective; (iii) the introduction of new competitive generic or branded products; and (iv) a suspension or reduction in sales of these products as a result of an adverse event experienced by a patient.

Significant differences between actual and estimated demand for our products could adversely affect us. If we overestimate demand, we may be required to write off inventories and/or increase our reserves for product returns or liabilities to customers in future periods.

      We continuously monitor the quantity of our products in the distribution channel and the demand for our pharmaceutical products through the number of prescriptions written. Our pharmaceutical products have expiration dates that range from 18 to 60 months from date of manufacture. We purchase data regarding quantities in the distribution channel and prescription activity from nationally recognized providers of this information. In addition, we obtain inventory information from key customers in order to provide more detailed information regarding the channel inventory at specific customer locations. We will generally accept for credit or replacement pharmaceutical products that have become unsaleable or unusable due to expiration dating, drug recall or discontinuance. We establish reserves for these credits and replacements at the time of sale. There can be no assurance that we will be able to accurately estimate the reserve requirement that will be needed in the future. Although our estimates are reviewed quarterly for reasonableness, our product return, rebate or chargeback activity could differ significantly from our estimates. Because of the impact of our lay off of our sales force in March 2004, our analysis of product shipments, prescription trends and the amount of product in the distribution channel may not be accurate. Judgment is required in estimating these reserves and we rely on data from third parties. The actual amounts could be different from the estimates, and differences are accounted for in the period in which they become known. If we determine that the actual amounts exceed the reserve amounts, we will record a charge to earnings approximating such difference. A material reduction in earnings resulting from such a charge could cause us to fail to meet our covenant requirements, the expectations of investors and securities analysts, which could cause the price of our stock to decline.

      We also establish reserves for potentially excess, dated or otherwise impaired inventories. Reserves for excess inventories are based on an analysis of expected future sales that will occur before the inventories on hand or under a firm commitment will expire. The analysis is based on the total amount of inventories on hand or under a firm purchase commitment, forecasts of future sales, promotional focus, channel inventory data and prescription activity, which are purchased from nationally recognized providers of channel inventory data and prescription data. In addition, we obtain detailed inventory information from key customers in order to provide more meaningful analysis of the channel inventories. Judgment is required in estimating the inventory reserves. The actual amounts could be different from the estimates and differences are accounted for in the period in which they become known.

To recognize revenue under generally accepted accounting principles, we must be able to reasonably estimate the amount of future product returns and rebate/chargeback liabilities. If we are unable to do so, we may be precluded from recognizing revenue until our products are “pulled through” from the wholesale level to the retail level.

      We report revenue net of actual product returns received for replacement, estimated reserves for product returns, exchanges, rebates, distributor chargebacks, and prompt pay discounts. We estimate our reserve requirements utilizing historical data, industry information, and detailed information obtained from key customers. We generally accept for credit or exchange pharmaceutical products that have become unsaleable or unusable due to expiration dating, drug recall or discontinuance. If we experience actual results that are significantly different than our estimates, and we conclude that we are unable to reasonably estimate the amount of future returns, rebates, and chargebacks, we may be precluded from recognizing revenue until our products are “pulled through” from the wholesale level to the retail level. This could materially decrease our recognized revenues on a quarterly and annual basis. Our inability to recognize revenue due to our inability to reasonably estimate the amount of future returns, rebates, and chargebacks may cause us to fail to meet the expectations of investors and, in turn, cause the price of our common stock to decline. If actual results differ from the estimates, we adjust the reserves in the period the difference is known.

      Certain governmental health insurance providers as well as hospitals and clinics that are members of group purchasing organizations may be entitled to price discounts and rebates to our products used by those organizations and their patients. When recording sales, we estimate the likelihood that products sold to wholesale distributors will ultimately be subject to a rebate or price discount and record sales net of estimated discounts for rebates and chargebacks. This estimate is based on historical trends and industry data from the utilization of our products. If actual rebate liabilities exceed our established reserve provisions, we may incur higher costs than we had expected, and higher cash expenditures for rebates.

      We defer revenue, net of direct cost of sales, if, in our judgment, we estimate that key wholesale customers have excess channel inventory (i.e., if our wholesale customers’ inventory exceeds our estimates of demand at the retail level, after considering factors such as product shelf-life, prescription activity and trends). As of December 31, 2003, we had deferred revenue of $1.8 million, which is included in the accompanying consolidated balance sheets. The deferral of revenue primarily arose from slower than anticipated prescription growth for our products during the fourth quarter of 2002 and 2003. There can be no certainty that we will be able to recognize this revenue in the future. The actual amounts could be different from the estimates and differences are accounted for in the period they become known. Our inability to recognize revenue related to excess channel inventory may cause us to fail to meet the expectations of investors and, in turn, cause the price of our common stock to decline.

We have taken significant impairment charges against product rights assets in 2003. We may sell these product rights for less than their adjusted book value, thereby negatively impacting future earnings.

      We have announced plans to consider the sale of all of our product rights. We do not know whether the products will be sold in a group or individually, or at all, but it is possible that we will sell some or all of them at a price less than our book value and for less than the outstanding debt for which such assets are collateral. A sale of some or all of the products would improve our debt position and may increase our cash position (assuming we sell products for greater than the associated debt). However, selling products below their book value would increase our net loss beyond our expectations and those of our investors. This may further depress the price of our common stock.

Our quarterly and annual financial results may fail to meet or exceed the expectations of investors, which could cause the price of our stock to decline further.

      Our quarterly and annual operating results may fail to meet or exceed the expectations of securities analysts or investors because of a number of factors, including the following:

•	changes in demand for our products,

•	our ability adequately to address our current financial condition,

•	the timing of new product offerings or other significant events by our competitors,

•	our ability to maintain our formulary status with EsclimTM,

•	regulatory approvals and legislative changes affecting the products we offer or those of our competitors,

•	research studies and news reports concerning the safety or efficacy of our products or similar products,

•	reserves we may need to record and revenues we may need to defer due to an excess supply of our pharmaceutical products in the distribution channel or further deterioration in our prescription demand for our promoted products,

•	the timing and amount of possible future impairment write-downs or write-offs of product rights and other long-lived assets,

•	return of excess inventory from our customers that exceed the reserves we have established, and

•	general economic and market conditions and conditions specific to the health care industry.

      Failure to meet or exceed the expectations of securities analysts or investors could negatively affect our stock price and your investment.

We are dependent on a single source of supply for each of the pharmaceutical products we offer. If one of our suppliers fails to supply adequate amounts of a product we offer, our sales may suffer.

      We are dependent on single sources of supply for the pharmaceutical products we offer. In addition, we have deferred payments owed to some of these suppliers, and this may adversely affect our ability to obtain future supply of such product. The following companies are currently our sole suppliers for the indicated products:

•	BMS supplies Vaniqa® under a five-year agreement, as amended, that expires in June 2007,

•	Fournier, a French company, supplies EsclimTM under a seven-year agreement that expires in July 2006,

•	Pharmaceutics International, Inc. supplies Ortho-Est® Tablets to us under a five-year agreement that expires in February 2007,

•	Mallinckrodt Inc. supplies Midrin® pursuant to periodic purchase orders as we do not have a formal supply agreement,

•	Mutual Pharmaceutical Company, Inc. supplies BactrimTM under a five-year agreement that expires in January 2007, and

•	Wyeth, as successor to American Home Products Corporation, supplied Equagesic® Tablets and Synalgos®-DC capsules under an agreement that expired in November 2003. We believe we have sufficient quantities on hand to cover expected sales orders for several quarters.

      In general, our supplier agreements allow either party to terminate the agreement early if the other party is in default of any material obligations and fails to cure the default timely after notice. In addition, our supplier agreements typically permit either party to terminate the agreement early in the event of the other party’s liquidation, bankruptcy or insolvency or, in the case of our agreement with Fournier concerning EsclimTM, if the other party undergoes specified changes of control.

      On March 30, 2004, we received a notice of default and request for cure from Fournier relating to $0.2 million due on February 29, 2004. Under the distribution and license agreement, we have 60 days to cure this breach. Fournier also has asked for adequate assurances of due performance under the agreement and has indicated that it will suspend performance under the agreement until it receives such assurances. Fournier further states that unless it receives the requested assurances from us by April 30, 2004, it will take the position that we have repudiated the agreement.

      With respect to our products and the ingredients contained in these products, we cannot guarantee that these third parties will be able to provide adequate supplies of products or materials in a timely fashion. These third parties may pursue the manufacture and supply of their own pharmaceutical products in preference to those being manufactured for us. In addition, our third-party suppliers may terminate their agreements with us earlier than we expect, and as a result we may be unable to continue to market and sell the related pharmaceutical products on an exclusive basis or at all. We also face the risk that one of our suppliers could lose its production facilities in a disaster, be unable to comply with applicable government regulations or lose the governmental permits necessary to manufacture the products it supplies to us. If a third-party supplier cannot meet our needs for a product, we may not be able to obtain an alternative source of supply in a timely manner or it may not be cost effective to pursue incurring the costs to effectuate a technology transfer. In these circumstances, we may be unable to continue to fill customers’ orders as planned.

Our inability to protect and retain our existing rights could impair our competitive position and adversely affect our sales.

      We believe that the patents, trademarks, copyrights and other proprietary rights that we own or license will continue to be important to our potential success and competitive position. If we fail to maintain our existing rights, our competitive position will be harmed. Our license rights to the EsclimTM estradiol transdermal system expire in July 2006, and Fournier has notified us that it does not intend to renew our license. Due to the length of time and expense associated with bringing new pharmaceutical products to market, there are benefits associated with acquiring or licensing products that are protected by existing patents or for which patent protection can be obtained. While the EsclimTM estradiol transdermal system and our Vaniqa® Cream incorporate patented technology, the other pharmaceutical products we sell are not protected by patents. We hold a number of registered trademarks and have applied for registration of a number of key trademarks. We intend to take the actions that we believe are necessary to protect our proprietary rights, but we may not be successful in doing so on commercially reasonable terms, if at all. In addition, parties that license their proprietary rights to us may face challenges to their patents and other proprietary rights and may not prevail in any litigation regarding those rights. Under the terms of a license agreement, we rely on Gillette to maintain and protect against infringement of the patents relating to our Vaniqa® Cream. Moreover, our trademarks and the products we offer may conflict with or infringe upon the proprietary rights of third parties. If any such conflicts or infringements should arise, we would have to defend ourselves against such challenges. We also may have to obtain a license to use those proprietary rights or possibly cease using those rights altogether. Any of these events could harm our business and your investment in our common stock.

Potential future impairments under SFAS 144 could adversely affect our future results of operations and financial position.

      In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically evaluate the recoverability of our long-lived assets as well as the related useful lives to determine whether facts and circumstances warrant adjustments to the carrying values and/or estimated useful lives. An impairment loss is measured and recognized if the sum of the expected future discounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset were determined to be impaired, an impairment loss would be recorded to write-down the carrying value of the asset to fair value by using quoted market prices when available. When a quoted market price is not available, an estimated fair value would be determined through other valuation techniques. We have used projected discounted cash flows to reflect the expected technical, commercial, competitive and other factors related to acquired technologies or product, and comparisons to similar asset sales and valuations by others, to estimate the fair value of our intangible assets. Performance in future periods may result in our products not meeting expectations and leading to lower than expected cash flows, in which case product rights will be revalued and an impairment charge will be recorded when determined. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline. In 2003, we recorded impairment charges of $25.1 million.

      In addition, under the SFAS 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests in accordance with the statement. As of December 31, 2003, we had no carrying value for goodwill and intangible assets as we wrote off all such assets in December 2003 upon committing to discontinue our As We Change catalog operation.

Our stock price has recently suffered significant declines and remains volatile.

      The market price of our common stock declined significantly in March 2004 and may continue to decline in the future. From January 1, 2000 to March 26, 2004, our stock has ranged from a high sales price of $11.84 to a low sales price of $0.18. Factors beyond our control such as stockholders’ reactions to our public announcements, de-listing from the Nasdaq National Market, our liquidity problems, our restructuring efforts, sales of substantial amounts of shares by large stockholders, concern as to safety of drugs, competitive factors and general market conditions, can have an adverse effect on the market price of our securities. Shortfalls in our revenues, earnings, customer growth or other business metrics in any given period relative to the levels and schedule expected by securities analysts, could immediately, significantly and adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the subject company. Litigation of this type could result in substantial costs and a diversion of our management’s attention and resources which could, in turn, have a material adverse effect on our business, financial condition and results of operations. We have directors and officers insurance for this type of action but may be unable to buy such coverage in the future because of our results and expected increase in cost.

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

Risks related to the health care and pharmaceutical industry

The health care industry and the markets for the products we offer are highly competitive. We may not be able to achieve and maintain market acceptance or compete effectively, especially against established industry competitors with significantly greater financial resources.

      Our EsclimTM patches and Ortho-Est® tablets estrogen replenishment therapy products are under significant scrutiny by the FDA and broader medical community and may not maintain market acceptance. EsclimTM accounted for 47.7% and 24.7% of our gross revenues for the years ended December 31, 2003 and 2002, respectively. Ortho-Est® accounted for 4.3% and 9.2% of our gross revenues for the same periods. In a study published in the Journal of the American Medical Association in July 2002, researchers affiliated with the National Cancer Institute reported that women on estrogen replenishment therapy after menopause ran a higher risk of ovarian cancer after ten years of use. This study and others have decreased the overall demand for hormone replacement therapy products in 2003, and the results of future studies could decrease the future demand for our EsclimTM and Ortho-Est® products. These products also compete with combination estrogen/ progestin hormonal replenishment therapy products. In another study published in the Journal of the American Medical Association in July 2002, researchers affiliated with the National Institutes of Health announced that its National Heart, Lung and Blood Institute had stopped the clinical trial of combination estrogen replenishment therapy in healthy menopausal women because of an increased risk of invasive breast cancer, heart attacks, strokes and blood clots.

      In addition, a sub-study of the Women’s Health Initiative Memory Study (WHIMS) recently concluded that women treated in the study with conjugated estrogens combined with medroxyprogesterone acetate have a greater risk of developing probable dementia than those on placebo. Again, the result from this study can further reduce the demand for drugs in this therapeutic class (Hormones). In March 2004, the National Institutes of Health announced that it had stopped clinical trials of estrogen-only replenishment therapy because it found that oral estrogens not only failed to improve participants’ health but also may have slightly raised the risk of strokes. We expect this announcement will decrease the demand for our EsclimTM and Ortho-Est® products and result in litigation from patients who used these products similar to that faced by some manufacturers of estrogen/progestin hormonal replenishment therapy products.

      Other products we have acquired, such as Midrin®, Bactrimtm, Equagesic®, Synalgos®, and Vaniqa® Cream, and those products we may acquire in the future, if any, likewise may not achieve or maintain market acceptance. The market acceptance of all of our products will depend on, among other factors:

•	their advantages over existing or future competing products,

•	our success in maintaining our formulary positions with pharmacy benefit managers and group purchasing organizations,

•	their perceived efficacy, safety and cost,

•	the extent to which they are substituted generically by the pharmacy,

•	the actual or perceived side effect profile of our products, and

•	the reimbursement policies of the government and third-party payers.

      Our business model assumes that our direct-to-physician and direct-to-consumer marketing programs and strategies and the growth in our target market will result in increased revenues. If our marketing programs and strategies do not succeed in generating increased revenues, we will be unable to realize our operating objectives. If the clinicians we target do not recommend and prescribe the products we offer or if their patients do not regularly use these products, we will experience losses in the future that could, in turn, adversely affect the trading price of our common stock and the value of your investment.

      Our failure to adequately respond to the competitive challenges faced by the products we offer could have a material adverse effect on our business, financial condition and results of operations which could, in turn, cause our common stock price to decline.

      Patients may not be able to obtain reimbursement for the pharmaceutical products we offer. This is specifically the case for Vaniqa® Cream, the sale of which generally is not reimbursed to patients by their private health insurers. Any failure to obtain reimbursement could limit the sales of our products and could harm our results of operations.

      Our ability to sell pharmaceutical products depends in part on whether health care payers, including government authorities, private health insurers, health maintenance organizations and managed care organizations, will provide sufficient reimbursement for the products we offer. Third-party payers are increasingly challenging the prices of pharmaceutical products and demanding data to justify the inclusion of new or existing products in their formularies. Significant uncertainty exists regarding the reimbursement status of pharmaceutical products, and we cannot predict whether additional legislation or regulation affecting third-party coverage and reimbursement will be enacted in the future, or what effect such legislation or regulation would have on our business. Third-party insurance coverage may not be adequate or available for the products we offer and reimbursement granted may not be maintained at price levels sufficient for us to realize an appropriate return on our investment in our products. In particular, 95% of patients using our Vaniqa® Cream do not receive reimbursement from any government authorities, private health insurers, health maintenance organizations or managed care organizations. In addition, sales of Ortho-Est® Tablets, BactrimTM and Midrin® may be adversely affected by formularies that require substitution of generics on prescriptions written for these products unless the physician indicates “dispense as written” on the prescription. Moreover, limits on reimbursement available from third-party payers may reduce the demand for, or adversely affect the price of, the products we offer.

      Government authorities, private insurers and other third-party payers are attempting to contain health care costs by:

•	generally limiting coverage and level of reimbursement for prescription products,

•	seeking to switch to over-the-counter use for drugs, which are currently available by prescription only,

•	refusing, in some cases, to provide any coverage for uses of approved products for indications for which the FDA has not granted marketing approval,

•	controlling the pharmaceutical products that are on their formulary lists, and

•	requiring or encouraging, through more favorable reimbursement levels or otherwise, the substitution of generic alternatives for branded products.

      The competition between pharmaceutical companies to get their products approved for reimbursement also may result in downward pricing pressure in the industry or in the markets in which our products compete. We may not be successful in any efforts we take to mitigate the effect of a decline in average selling price for our products. Any decline in our average selling prices would reduce our revenues and harm our gross margins.

New legislation or regulatory proposals may harm our ability to raise capital and increase our revenues.

      A number of legislative and regulatory proposals aimed at changing the health care system, including the cost of prescription products and changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products, have been proposed. While we cannot predict with certainty when or whether any of this pending legislation will be signed into law or the effect that it may have on our business, the nature of these changes, as well as the adoption of any of these changes, may exacerbate industry-wide pricing pressures, which could reduce our revenues and harm our gross margins.

We may be exposed to product liability claims not covered by insurance that would harm our business.

      We currently carry product liability insurance with an aggregate limit of $20.0 million. Although we intend to continue to maintain product liability insurance, we cannot guarantee that this insurance will be sufficient to cover all possible liabilities or that such insurance will continue to be available in the future at acceptable costs. A successful suit against us could require us to pay significant damages and could affect our ability to market our products, among other negative effects on our business. If the amounts involved in these product liability suits are material, our common stock price could suffer.

Much of our business is subject to regulation. Regulatory bodies could impair or eliminate our ability to conduct portions of our business.

      Many of our activities are subject to extensive regulation by one or more federal, state or local agencies. In general, regulations pertain to the manufacture, purchase, safe storage and distribution of pharmaceuticals and controlled substances that are monitored through periodic site inspections conducted by the FDA and the DEA. Failure to comply with these requirements and regulations or to respond to changes in these requirements and regulations could result in modifications to our products, manufacturing delays, penalties or fines or a temporary or permanent closure of our manufacturers’ facilities. For example, our EsclimTM 25mg patch did not meet FDA specifications at its 24-month testing, which resulted in an 18-month expiration date on that size of EsclimTM patch. Also, the manufacturer for the aspirin active ingredient in our Synalgos® product has closed its United States site, which will require us to qualify material from a new site in order to comply with applicable regulatory requirements. In addition, an active ingredient in our Synalgos® product is subject to a DEA quota limiting the amount that may be produced in any given year. Accordingly, the amount of Synalgos® that can be manufactured is strictly controlled by the DEA. If we are unable to increase production of dihydrocodeine (the controlled ingredient in Synalgos®) beyond the currently approved DEA, we would be unable to increase production of Synalgos® and might therefore be unable to meet our future projections for sales of the product.

      Regulatory bodies such as the FDA and the DEA may also require us or our third-party manufacturers and suppliers to recall products, the cost of which could be substantial. We and our third-party manufacturers and suppliers may also choose to voluntarily recall products for health and safety reasons, including product stability issues. The regulations applicable to our existing and future products may change and could increase our costs of compliance and cause our stock price to decline.

      The FDA has recently requested changes in the labeling of estrogen products that may negatively impact our revenues by suggesting a link between estrogen and various health risks, most notably cancer. If this change takes effect, our revenues of EsclimTM and Ortho-Est® Tablets may be impacted.

Item 2.	Properties

      We are headquartered in facilities consisting of approximately 10,998 square feet in San Diego, California, pursuant to a lease expiring in December 2006. As We Change is headquartered in facilities consisting of approximately 14,880 square feet in San Diego, pursuant to a lease expiring in September 2006.

Item 3.	Legal Proceedings

      From time to time we are involved in routine litigation and proceedings in the ordinary course of our business. We are not currently involved in any pending litigation matters that we believe would have a material adverse effect on us.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock, $.001 par value per share, has traded on the Nasdaq National Market under the symbol WFHC since June 29, 1999. The following table sets forth the high and low sales price for the common stock as reported by the Nasdaq National Market during the periods indicated:

Quarter ending	High	Low

March 31, 2002	$11.40	$9.10
June 30, 2002	$10.51	$6.40
September 30, 2002	$8.20	$2.86
December 31, 2002	$6.18	$4.08
March 31, 2003	$4.85	$0.44
June 30, 2003	$1.94	$0.45
September 30, 2003	$1.95	$1.01
December 31, 2003	$2.00	$1.23

      As of March 26, 2004, there were 26,657,548 shares of common stock outstanding held by approximately 57 holders of record.

      We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Consolidated Financial Data

      The following Selected Consolidated Financial Data set forth below with respect to our consolidated financial statements has been derived from our audited financial statements. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:

	2003	2002	2001	2000	1999

		(In thousands, except per share data)
Net Revenue	$1,431	$41,038	$21,063	$14,220	$12,509
Cost of Sales	12,316	14,443	5,023	6,439	9,381
Gross Profit (loss)	(10,885)	26,595	16,040	7,781	3,128
Marketing and sales expenses	15,155	20,766	12,783	21,147	17,424
General and administrative expenses	7,038	5,454	6,358	6,994	9,839
Regulatory and development expenses	1,767	568	465	539	1,697
Asset impairment charges	25,087	—	—	—
Restructuring charges	653	—	—	735	—

Loss from operations	(60,585)	(193)	(3,566)	(21,634)	(25,832)
Interest income & expense, net	(6,332)	(3,702)	507	1,458	645

Net loss from continuing operations	(66,917)	(3,895)	(3,059)	(20,176)	(25,187)
Net loss from discontinued operations	(4,484)	(63)	(382)	(2,390)	(4,948)
Accretion expenses associated with convertible redeemable preferred stock	(1,939)	(1,706)	—	—	(3,362)

Net loss applicable to common stockholders	$(73,340)	$(5,664)	$(3,441)	$(22,566)	$(33,497)

Basic and diluted net loss per common share applicable to common stockholders:
Net loss from continuing operations	$(2.65)	$(0.17)	$(0.15)	$(1.16)	$(2.01)
Net loss from discontinued operations	(0.18)	—	(0.02)	(0.13)	(0.39)
Net loss from accretion	(0.07)	(0.08)	—	—	(0.27)

Net loss applicable to common stockholders	$(2.90)	$(0.25)	$(0.17)	$(1.29)	$(2.67)

Weighted average shares used in computing basic and diluted net loss per share	25,250	22,851	19,707	17,468	12,547

Equity compensation included in general and administrative expense	$—	$87	$104	$446	$1,160

Consolidated Balance Sheet Data:

	2003	2002	2001	2000	1999

	(In thousands)
Cash and cash equivalents	$4,889	$9,079	$19,378	$9,508	$32,719
Working capital (deficit)(1)	(55,966)	16,809	21,401	9,535	30,499
Total assets	50,802	117,983	72,755	20,044	43,648
Long term debt, excluding current	—	39,839	17,267	—	—
Senior convertible redeemable preferred stock	8,251	13,682	—	—	—
Accumulated deficit	(147,890)	(74,550)	(68,886)	(65,445)	(42,879)
Total stockholders’ equity (deficit)	(24,317)	45,858	45,720	15,035	36,719

(1)	2003 includes the classification of long-term debt as current.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations

      You should read the following discussion and analysis in conjunction with “Item 8. Financial Statements and Supplementary Data” included below in this Annual Report on Form 10-K (this “Annual Report”). Operating results are not necessarily indicative of results that may occur in future periods. This discussion and analysis contains forward-looking statements and involves numerous assumptions, risks and uncertainties, including, but not limited to, those described in Item 1 of this Annual Report under the heading “Risks and Uncertainties.” Our actual results may differ materially from those contained in any forward-looking statements and we assume no obligation to update any forward-looking statements contained in this Annual Report.

Overview

      Women First is a specialty pharmaceutical company dedicated to improving the health and well-being of midlife women. Our mission is to help midlife women make informed choices about their physical and emotional health and to provide pharmaceutical products and self-care products to help these women improve the quality of their lives. We historically marketed these products in the United States through a number of channels including our dedicated sales force, tele-sales and our direct-to-consumer marketing programs through our Internet sites, womenfirst.com, and Vaniqa.com.

      In March 2004, we announced restructuring plans in order to conserve cash and laid off 78 employees (80% of our workforce), including our entire sales force of 44 employees, all 28 employees employed by the As We Change® mail order catalog business and 6 support employees from our corporate office. In March 2003, we announced restructuring plans to improve our operating results and terminated 56 employees (35% of our work force), consisting primarily of sales and marketing personnel in the pharmaceutical operation. The Company reported approximately $0.7 million in costs relating to this restructuring in 2003. The costs consisted of severance pay and related benefits of $0.3 million and an estimated $0.4 million in equipment and early termination fees on automobiles leases provided to the terminated employees paid in the second quarter of 2003.

      The consolidated financial statements as of December 31, 2003 and for the twelve months then ended have been prepared under accounting principles generally accepted in the United States assuming that the company will continue as a going concern. We recorded a net loss available to common stockholders and had negative cash flows from operations of $73.3 million and $6.5 million, respectively, for the twelve months ended December 31, 2003. We had negative working capital and a stockholders’ deficit of $56.0 million and $24.3 million, respectively, at December 31, 2003. As of December 31, 2003, we remained in compliance with the financial covenants applicable to our outstanding senior secured notes. However, we do not anticipate that we will be in compliance with our financial covenant requirements for the quarter ending March 31, 2004. We also expect that we will not have adequate cash to make our interest and principal payments due in April 2004 under the Elan and Wyeth notes payable.

      If we fail to comply with the covenants governing our indebtedness, the lenders may elect to accelerate our indebtedness and foreclose on the collateral pledged to secure such indebtedness. We have estimated the timing and amounts of cash receipts and disbursements over the next twelve months, and believe that unless we are able to raise additional financing, we may not have adequate cash to meet our working capital and debt service needs beyond April 2004. If we are unable to raise financing, there is a substantial prospect that we and our subsidiaries would be required to seek protection under the U.S. Bankruptcy Code. These factors raise substantial doubt about our ability to continue as a going concern.

      In order to address our current debt service requirements and working capital needs, our strategic priorities are to: (i) identify an acquisition or merger partner with interest in acquiring our Company or all or a significant portion of our assets; (ii) identify and implement measures to conserve our existing cash resources and substantially reduce our operating and overhead costs, (iii) restructure our existing indebtedness and (iv) raise sufficient capital to satisfy our working capital and debt service requirements for the foreseeable future. Specifically, we are considering the sale of any and all product or license rights. No assurance can be given that the actions discussed above, or any future actions taken by us, will improve our cash flows, liquidity availability or future operating prospects.

      The consolidated financial statements as of December 31, 2003 and for the twelve months then ended do not include any adjustments to reflect the possible future effects to the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of the uncertainty regarding our ability to continue as a going concern.

      As of March 26, 2004, we offer the following products for sale:

•	Vaniqa® Cream (eflornithine hydrochloride), 13.9%, a topical cream clinically proven to slow the growth of unwanted facial hair in women acquired in June 2002 from a joint venture formed by BMS and Gillette,

•	EsclimTM, an estrogen patch system where we acquired the exclusive rights (subject to exceptions) to market, use, distribute and sell, in various dosages in the United States and Puerto Rico, pursuant to a distribution and license agreement with Fournier, effective July 1999,

•	Ortho-Est® Tablets, an oral estrogen product that we acquired from Ortho-McNeil Pharmaceutical in January 2001,

•	Midrin®, a prescription headache management product for which we acquired exclusive U.S. rights and title from Élan Pharma International Ltd. and Élan Corporation plc in June 2001,

•	BactrimTM, an antibacterial product line used primarily in the treatment of certain urinary tract infections acquired from Hoffman-LaRoche in October 2001,

•	Equagesic® Tablets, a pain management product acquired from American Home Products Corporation (now known as Wyeth) in November 2001, and

•	Synalgos®-DC Capsules, a pain management product for which we acquired all rights in the U.S. and Puerto Rico from Wyeth in November 2001.

      All of the above product or license rights are available for sale.

      During 2003, we focused on reducing the amount of inventory in the distribution channel (“channel inventories”) as we experienced a significant and unexpected decline in our prescription demand across most of our product lines. We attribute most of the decline in our actual or forecasted prescription demand to the limited resources available for our sales and marketing efforts subsequent to our restructuring in March 2003, a declining hormone replacement therapy market for our EsclimTM and Ortho-Est® products due to industry-wide health concerns over usage of hormone replacement therapy products, physician or pharmacy substitution for competing products and our inability to find viable co-promotion partners or third-party contract sales organizations for any of our product lines. Such decline in prescription demand resulted in the return of significant quantities of expired or expiring product in 2003 and we anticipate that we will experience significant returns in 2004.

      We accept product returns for credit or product replacement. We have arrangements with three key customers such that returned product generally is returned for a one-for-one replacement, or when for credit, replacement purchase orders approximating the value of the returned products are generally submitted. At December 31, 2003, the liabilities to customers was $7.3 million, which compares to $0.7 million at December 31, 2002. Liabilities to customers generally are satisfied with our shipment of replacement product. As a result, we do not receive cash in connection with supplying replacement product. Such future shipments cost us the inventory value plus shipping costs and result in higher levels of channel inventories.

      We believe that the channel inventories as of December 31, 2003 plus quantities owed for replacement were adequate to fulfill prescription demand across most of the product lines for the next three to 15 months. We believe this level of channel inventories will significantly impact our ability to generate needed cash flows from operations to support our 2004 debt service and working capital needs. Our 2004 strategy is to reduce our channel inventory levels to be on a demand basis, which is generally three months. The lay off of our sales force in March 2004 will negatively impact prescription demand, our ability to effectively reduce the channel inventories to be on a demand basis as planned and increases our exposure for product returns.

      In December 2003, we committed to shutting down our consumer products subsidiary, As We Change, because we projected that it would continue to incur losses for the foreseeable future and does not constitute a core element of our specialty pharmaceutical business. In addition to the classification of As We Change’s assets and liabilities as “held for sale,” we recognized an impairment charge of $2.7 million associated with the write-off of the goodwill and other intangible assets, which is included in the “Results of Discontinued Operations” in our financial statements. Our discussion of results of operations separates continuing operations from the As We Change discontinued operations for each year reported.

      As a result of our inability to execute on the sale of any of our pharmaceutical product rights in 2003, the declining prescription demand for our products and shift of all strategic sales and marketing focus to Vaniqa® Cream during the fourth quarter of 2003, we evaluated the recoverability of our product rights carrying values and determined that our product rights for BactrimTM, Midrin®, Synalgos® and Equagesic® were impaired and, accordingly, we recognized impairment charges totaling $19.2 million in the fourth quarter of 2003. For 2003, we recognized impairment charges totaling $25.1 million. There can be no assurance that we will be successful in recovering the current carrying values of our product and license rights in the event we sell any or all such rights.

Results of Operations

      We have incurred significant losses since being founded in November 1996 and had accumulated a deficit of $147.9 million at December 31, 2003. We have not achieved profitability in any complete fiscal year since our inception. We may continue to encounter problems, delays and expenses that including but not limited to, unanticipated problems and additional costs related to marketing, competition, manufacturing and product acquisitions and development. These problems have caused significant losses and/or volatility in our operations and could continue to adversely affect your investment in our stock.

Year ended December 31, 2003 compared to year ended December 31, 2002

      Net product revenue. Net product revenues (“net revenues”) for 2003 were $1.4 million, a 97% decrease from our net revenues of $41.0 million in 2002. Net revenues equal invoiced sales plus: (i) amounts recorded in prior periods as deferred revenue for which revenue recognition criteria has been satisfied in the current period, and (ii) the shipment of replacement product during the current period relating to product returned in a prior period; minus: (i) invoiced sales that do not satisfy revenue recognition criteria in the current period, (ii) product returned for replacement that is not replaced within the same period, and (iii) reserve provisions established for product returns, rebates, chargebacks and cash discounts. For more information about these adjustments, see “Critical Accounting Policies” described below. During 2003, our net revenues equaled invoiced sales plus $0.3 million from the recognition of deferred revenue from the prior period, minus $6.0 million for product returned for replacement that was not replaced during 2003 and $8.3 million for reserve provisions recorded for product returns, rebates, chargebacks and cash discounts.

      The decreases related to product returned for replacement and reserve provisions recorded for future product returns and replacements, rebates and chargebacks are attributable to the adequacy of the channel inventories in 2003, due primarily to the significant and unexpected decline in our prescription demand across most of our product lines. We attribute most of the decline in our actual or forecasted prescription demand to: (i) the limited resources available for our sales and marketing efforts subsequent to our restructuring in March 2003, (ii) a declining hormone replacement therapy market for our EsclimTM and Ortho-Est® products due to industry-wide health concerns over usage of hormone replacement therapy products, (iii) physician or pharmacy substitution for competing products or generic intrusion, (iv) our failed launch of Synalgos®, (v) our failure to retain a major government contract for EsclimTM sales that was substantially negotiated in the latter part of 2002, and (vi) our inability to find viable co-promotion partners or third-party contract sales organizations for any of our product lines. At the end of 2002 and during the early part of 2003, we entered into two contract sales organization agreements and expected to sign a third contract for the promotion of

Vaniqa® Cream or EsclimTM. The two signed agreements were terminated due to significantly lower results than expected and the third contract was abandoned. Such decline in prescription demand resulted in the return of significant quantities of expired or expiring product in 2003 and we anticipate that we will experience significant returns in 2004. Our reserves for rebates and chargebacks required incremental reserves in 2003 due to product price increases made effective in 2003 or January 2004.

      Cost of Sales. Cost of sales consisted primarily of amounts paid for the supply of products, distribution costs, royalties, the amortization of product rights and reserves for excess, dated and obsolete inventories. Cost of sales for 2003 was $12.3 million, or 879% of net revenues, which compares to $14.4 million or 35% of net revenues during 2002. The cost of sales associated with the amortization of acquired product rights and the reserves for excess, dated and obsolete inventories bear no relationship to the amount of product shipped and associated net revenues. The amortization of product rights in 2003 totaled $5.3 million, or 379% of net revenues, as compared to $4.1 million, or 10% of net revenues for 2002. Reserves for excess, dated and obsolete inventories are based on an analysis of expected future sales that will occur before the inventory on hand or under a firm purchase commitment will expire. Due to the unexpected decline in prescription demand for our products, we recorded estimated reserves of $4.3 million, or 307% of net revenues for excess, dated or obsolete inventories in 2003. During 2002, the recorded reserves for excess, dated or obsolete inventories were $1.2 million, or 2.9% of net revenues. Other costs included in cost of sales are variable in nature and will normally increase proportionately to changes in sales volume. These costs amounted to $2.8 million and $9.2 million during 2003 and 2002, respectively, or 200% and 22.4% of net revenues in each respective year. The high amount in 2003 is primarily caused by the substantial increase in reserves against revenues, thereby reducing net revenues to an extraordinarily low level. Our mix of product sales that include royalties increased to 57% of gross revenues, which compares to 33% of gross revenues in 2002, resulting in an increase in the overall cost of sales as a percentage of net revenues. Distribution costs also increased as a percentage of net revenue, as handling costs for returns activity is included in this amount.

      Sales and Marketing Expenses. Sales and marketing expenses decreased to $15.2 million in 2003 from $20.8 million in 2002. Expenses incurred during 2002 included amounts associated with the initiation of promotion efforts for Vaniqa® Cream and Synalgos® Painpak and marketing efforts that were focused on our response to the Women’s Health Institution report on hormone replacement therapy issued in August of 2002. Spending during 2002 also included the building of our sales force throughout the year. In connection with our restructuring in March 2003, we terminated more than 60% of our sales force and had no new product launches in 2003. Promotional marketing expenses of $1.9 million reflected an increase of 34.8% from 2002, incurred primarily in the first half of 2003.

      General and Administrative Expenses. General and administrative expenses were $7.0 million in 2003 and $5.5 million in 2002. The increase of $1.5 million or 27.3% primarily relates to higher legal, accounting and auditing fees of $1.2 million incurred in connection with our 2003 debt restructuring activities, stand alone audits of acquired products for purposes of registering common shares issued in 2003 and increased accounting and audit fees. Insurance expense increased $0.3 million, primarily for increased Directors & Officers insurance, and reserves for bad debt expenses increased by $0.4 million. These increases were offset by reductions in staffing costs of $0.3 million and lower information technology expenses of $0.1 million.

      Regulatory and Development Expenses. Regulatory and development expenses were $1.8 million, an increase 200% over the $0.6 million incurred in 2002. The increase is associated primarily with material samples pending FDA approval and corresponding samples inventory that has not as yet been approved for use. The costs also include expenses for establishing the ability to market Vaniqa® Cream in the European Union and other geographic territories outside of the United States.

      Restructuring Charges. In March 2003, we announced restructuring plans in order to improve our operating results and terminated 56 employees (35% of our work force), consisting primarily of sales and marketing personnel in the pharmaceutical division. Under the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, we accrued $0.7 million in costs relating to this restructuring in the first quarter of 2003. All costs associated with this restructuring have been incurred. There were no such charges in 2002.

      Impairment of Product Rights. As part of our restructuring plan, we announced plans to divest our product rights to pharmaceutical products that are non-strategic and no longer relate to our core mission of improving the health and well-being of midlife women. We re-evaluate the carrying value and estimated useful lives of product rights periodically. In 2003, we reported impairment charges totaling $25.1 million. Impairment charges of $11.4 were recorded on Midrin®, $9.7 million on Equagesic® Tablets and Synalgos® DC Capsules, and $4.0 million on BactrimTM. There were no such charges during 2002. In March 2004, we further announced that we also may divest core product rights.

      Loss from Operations. The loss from operations in 2003 was $60.6 million compared to $0.2 million in 2002. The increase in the amount of loss is primarily attributable to the decrease in net revenues and gross margin and the impairment of product rights and restructuring charges.

      Interest Expense. Interest expense consists of cash and non-cash interest, amortization of debt issuance costs and amortization of original issue discount costs related to the senior secured notes issued to finance the acquisition of Vaniqa® Cream (including the issuance costs incurred with the debt restructuring in May 2003). Interest expense was $6.4 million and $3.9 million for the years ended December 31, 2003 and 2002, respectively. The $2.5 million increase is due primarily to a full year of interest and amortization of issuance costs being recorded in 2003 for the notes issued in June 2002. The cash interest paid during 2003 and 2002 was $3.4 million and $1.6 million, respectively.

      Discontinued Operations. In December 2003, we committed to sell or shut down the As We Change® mail order catalog operations. We have reported the historical results of operations for As We Change on a net basis as a single line item, “Net loss from discontinued operations.” The total loss for the discontinued operations of $4.5 million for 2003 compares to a net loss of $0.1 million in 2002. In 2003, we recognized an impairment charge of $2.7 million associated with the write-off of goodwill and other intangible assets. All other assets were reduced to their estimated net realizable value. No such charges were recorded for 2002. The net cash used for discontinued operations was $0.4 million in 2003. We estimated a larger use of cash in 2004, which helped drive our decision to shut down such operations.

      Income Taxes. As of December 31, 2003, we had federal and state net operating loss carryforwards of approximately $109.8 million and $98.8 million, respectively. The federal tax loss carryforwards will begin to expire in 2018, unless previously utilized. The California tax loss carryforwards will begin to expire in 2008, unless previously utilized. The tax loss carryforwards for other states begin to expire at other dates. We also have federal and state research and development credit carryforwards of approximately $.2 million and $.1 million, respectively, which begin to expire in 2019, unless previously utilized. We have recognized a valuation allowance for the net deferred tax assets as realization of such assets does not meet the “more likely than not” standard of SFAS No. 109.

      Net Loss. Our net loss for 2003 was $71.4 million compared to our net loss of $4.0 million in 2002.

      Accretion of Beneficial Conversion Feature Related to Convertible Redeemable Preferred Stock. In June 2002, we recorded a one-time, non-cash charge of $1.0 million for the beneficial conversion feature of the convertible preferred stock issued to finance the acquisition of Vaniqa®Cream. At the time of issuance, the $6.35 per share conversion price of the stock was less than the market price of our common stock.

      Accretion of Stated Value of Convertible Preferred Stock. For the years ended December 31, 2003 and 2002, we recorded preferred stock accretion charges of $1.9 million and $0.7 million, respectively. The accretion charges for 2003 include a full year of accretion totaling $1.4 million as well as an early redemption premium of 8%, or $0.5 million, associated with our 2003 redemption of redeemable convertible preferred stock. Accretion represents the amount by which the stated value of the convertible redeemable preferred stock issued to finance the Vaniqa® Cream acquisition accreted in accordance with the terms of the convertible redeemable preferred stock issued in June 2002.

      Net Loss Available to Common Stockholders. For the reasons set forth above, specifically, our lower than anticipated sales and corresponding requirements to increase our reserve provisions for product related activity, our impairment reserve on product rights of $25.1 million and our loss from discontinued operations of $4.5 million, our net loss applicable to common stockholders was $73.3 million in 2003, compared to a loss of $5.7 million for 2002.

Year ended December 31, 2002 compared to year ended December 31, 2001

      Net revenue. Net revenues for 2002 were $41.0 million, a 94.3% increase over our net revenue in 2001 of $21.1 million. During 2002, Sixty-seven percent of our net revenues in 2002 were derived from products acquired during 2001 or 2002, compared to 19% during 2001.

      Cost of Sales. Cost of sales for 2002 was $14.4 million, or 35.1% of net revenue, an increase of 11.4% as a percent of net revenue from $5.0 million, or 23.7% of net revenue in 2001. The dollar increase was attributable to the increase in revenues reported above. Amortization of product rights was 10.0% of net revenue in 2002 versus 2.6% of net revenue in 2001. Amortization in 2002 included $2.5 million for the full-year effect of products acquired in 2001 and $1.5 million for Vaniqa® Cream, which was acquired in June 2002. Reserves for excess, dated and obsolete inventories added during 2002 were $1.2 million, or 2.7% of net revenue. Reserves added during 2001 were $0.1 million, or less than 1% of net revenue. These two increases in cost of sales were partially offset by lower product costs, which were $6.6 million, or 16.1% of net revenue in 2002 and $3.6 million, or 17.1% of net revenue in 2001.

      Sales and Marketing Expenses. Sales and marketing expenses increased to $20.8 million in 2002 from $12.8 million in 2001. The dollar increase reflects a larger sales force (added in late 2001 initially to support EsclimTM, and also utilized in 2002 to support Vaniqa® Cream and Synalgos®-DC Painpak), the addition of a third-party sales force to promote Synalgos®-DC Painpak, increased use of telesales, higher commissions, increased marketing spending in support of EsclimTM and our two new products, Vaniqa® Cream and Synalgos®-DC Painpak, and expenses for marketing programs in support of our products’ formulary listings with Advanced PCS, Caremark and Express Scripts.

      General and Administrative Expenses. General and administrative expenses were $5.4 million in 2002 and $6.4 million in 2001. The 15.7% reduction was primarily the result of lower bad debt expenses, reduced travel and supplies and an increase in allocations to sales and marketing expenses.

      Regulatory and Development Expenses. Regulatory and development expenses increased $0.1 million to $0.6 million in 2002 from $0.5 million in 2001. Regulatory and development expense consists primarily of salaries and regulatory costs associated with our pharmaceutical products.

      Loss from Operations. The loss from operations was $0.2 million for the year ended December 31, 2002, a $3.4 million improvement from the loss of $3.6 million in 2001. The improvement was driven by the 94.3% increase in revenue during the year, attributable primarily to our recently acquired pharmaceutical products.

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

      Interest Expense. Interest expense was $3.9 million and $0.5 million in the years ended December 31, 2002 and 2001, respectively. Interest expense on our outstanding debt includes the amortization of original issue discount related to the senior secured notes issued to finance the acquisition of Vaniqa® Cream. The $3.4 million increase in interest expense in 2002 is due to the six-month effect of interest on the debt to finance the acquisition of Vaniqa® Cream in June 2002 and the full-year effects of interest on the debt to finance the acquisitions of Midrin® (acquired in June of 2001) and of Equagesic® and Synalgos® (acquired in November of 2001). The cash interest paid in 2002 was $1.6 million; no cash interest was paid in 2001.

      Net Loss. Our net loss from continuing operations for 2002 increased to $3.9 million from $3.1 million in 2001. Our net loss from discontinued operations was $0.1 million, an improvement of $0.3 million from 2001. Our combined net loss was $4.0 million, an increase of $0.6 million over 2001’s net loss of $3.4 million.

The $3.4 million improvement in loss from operations discussed above was offset by the $3.4 million increase in interest expense and the $0.8 million reduction in interest and other income.

      Accretion of Beneficial Conversion Feature Related to Convertible Redeemable Preferred Stock. In June 2002, we recorded a one-time, non-cash charge of $1.0 million for the beneficial conversion feature of the convertible preferred stock issued to finance the acquisition of Vaniqa® Cream. At the time of issuance, the $6.35 per share conversion price of the stock was less than the market price of our common stock. There were no such charges in 2001.

      Accretion of Stated Value of Convertible Preferred Stock. For the year ended December 31, 2002, we recognized a charge of $0.7 million which represented the amount by which the stated value of the convertible redeemable preferred stock issued to finance the Vaniqa® Cream acquisition accreted in accordance with the terms of the convertible redeemable preferred stock.

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

Quarterly Comparisons

      The table below sets forth the consolidated statements of operations for each of our last eight quarters. This quarterly information is unaudited and has been prepared on the same basis as the annual consolidated financial statements. In our opinion, this quarterly information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	In thousands, except per share data

	Quarterly Period in 2003				Quarterly Period in 2002

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Net revenue	$(1,244)	$(1,154)	$3,302	$527	$7,434	$9,855	$14,035	$9,714
Costs and expenses	18,056	9,364	6,062	28,534	6,907	8,469	11,276	14,579

Income (loss) from operations	(19,300)	(10,518)	(2,760)	(28,007)	527	1,386	2,759	(4,865)
Interest income & expense net	(1,630)	(1,530)	(1,559)	(1,613)	(324)	(337)	(1,499)	(1,542)

Net income (loss) from continuing operations	(20,930)	(12,048)	(4,319)	(29,620)	203	1,049	1,260	(6,407)
Net income (loss) from discontinued operations	(140)	(245)	(264)	(3,835)	40	54	(109)	(48)
Accretion expenses associated with convertible redeemable preferred stock	(337)	(350)	(362)	(890)	—	(1,042)	(325)	(339)

Net income (loss) available to common stockholders	$(21,407)	$(12,643)	$(4,945)	$(34,345)	$243	$61	$826	$(6,794)

Basic EPS(1)
Continuing operations	$(0.91)	$(0.50)	$(0.16)	$(1.11)	$0.01	$0.05	$0.05	$(0.28)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.15)	0.00	0.00	(0.00)	$(0.00)
Accretion expense per share	(0.01)	(0.01)	(0.02)	(0.03)	—	(0.05)	(0.01)	$(0.02)

Net income available to common stockholders	$(0.93)	$(0.52)	$(0.19)	$(1.29)	$0.01	$0.00	$0.04	$(0.30)

Fully diluted EPS(1)
Continuing operations	$(0.91)	$(0.50)	$(0.16)	$(1.11)	$0.01	$0.04	$0.05	$(0.28)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.15)	0.00	0.00	(0.00)	(0.00)
Accretion expense per share	(0.01)	(0.01)	(0.02)	(0.03)	—	(0.04)	(0.01)	(0.02)

Net income available to common stockholders	$(0.93)	$(0.52)	$(0.19)	$(1.29)	$0.01	$0.00	$0.04	$(0.30)

Weighted average shares — basic	22,960	24,094	26,508	26,571	22,637	22,866	22,941	22,950
Weighted average shares — fully diluted	22,960	24,094	26,508	26,571	23,972	23,885	23,536	22,950

(1)	The sum of EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in the respective periods.

Critical Accounting Policies and Management Estimates

      The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting standards generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

      Our critical accounting policies include:

Revenue Recognition and Deferral of Revenue

      We recognize revenue when the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products or services has occurred; (iii) the selling price is fixed or determinable; (iv) collectibility is reasonably assured; and (v) title has passed and we have received customer acceptance.

      We offer sales incentives to customers, including prompt pay discounts on all sales activity, and may also provide discounts for larger volume transactions. Other incentives offered periodically include sales “billback” incentives, wherein customers will be paid upon their sale to their customer. Incentive discounts are recorded net within accounts receivable and net revenues.

      We defer revenue recognition if in our judgment, we determine there is excess channel inventory for our products, (i.e., our wholesale customers’ inventory of our products exceeds our estimates of demand at the retail level after considering factors such as product shelf-life and prescription activity and trends). We purchase inventory data from nationally recognized providers of this information and obtain detailed inventory information from certain key customers to provide more detailed information regarding the channel inventory at specific customer locations. We defer sales, net of the related product acquisition costs we pay to our suppliers, associated with the estimated excess channel inventory. The actual amounts could be different from the estimates and differences are accounted for in the period they become known.

Liabilities to Customers, Reserves for Product Returns, Rebates and Chargebacks

      Liabilities to customers primarily arise from customer returns received for expired or expiring product, for which we generally expect to satisfy liability by shipping replacement product (some of which are already in stock) or by issuing credits against future sales/receivables. Upon our receipt of product returns for replacement, we record a reduction in revenue and a corresponding liability to customer.

      We report revenue net of estimated reserve for product returns, rebates, chargebacks and prompt pay discounts. We estimate out reserve requirements utilizing historical data, industry information and information obtained from key customers. We generally accept for credit or exchange pharmaceutical products that have become unsaleable or unusable due to expiration dating, drug recall or discontinuance. If actual results differ from the estimates, the reserves are adjusted in the period the difference is known. Based on our agreements with our customers and our historical experience with actual product returns for replacement or credit, we estimate the amount of product that we expect to be returned for replacement or credit. The estimated product to be returned for replacement is provided for at our inventory value (actual replacement cost), and the estimated product to be returned for credit is provided for at our sales price. The actual amounts could be different from the estimates and differences are accounted for in the period they become known.

      Certain insurance providers, as well as hospitals and clinics that are members of group purchasing organizations, may be contractually entitled to price discounts and rebates on our products used by those organizations and their patients. When recording sales, we estimate the likelihood that products sold to wholesale distributors will ultimately be subject to a rebate or price discount and book our sales net of estimated discounts and rebates. This estimate is based on historical trends and industry data on the utilization of our products. The actual amounts could be different from the estimates and differences are accounted for in the period they become known.

      Chargeback arrangements exist wherein discounts offered to pharmacies or chains upon their purchase of our products from our wholesaler customers will be honored and paid by us. The wholesaler is reimbursed for these chargebacks upon verification of discounts earned by their customer. When recording sales, we estimate the likelihood that products sold to wholesale distributors will ultimately be subject to a chargeback and record our sales net of estimated chargebacks. This estimate is based on historical trends and industry data on the utilization of our products. The actual amounts could be different from the estimates and differences are accounted for in the period in which they become known.

Reserve for Potentially Excess, Dated and Obsolete Inventory

      We provide reserves for potentially excess, dated or otherwise impaired inventories based on an analysis of inventories on hand or under a firm purchase commitment, inventories in the distribution channel (“channel inventories”), forecasts of future sales, promotional focus and prescription activity. In addition, we obtain detailed inventory information from key customers to provide more meaningful analysis of the channel inventories. Judgment is required in estimating the inventories reserve. The actual reserves required could be significantly different from the estimates and differences are accounted for in the period they become known.

Amortization and Impairment of Product Rights

      We periodically evaluate the recoverability of our long-lived assets, as well as the related useful lives to determine whether facts and circumstances warrant adjustments to the carrying values and/or estimates of useful lives. An impairment loss is measured and recognized if the carrying amount of the asset is determined to be impaired. An impairment loss would be recorded to write-down the carrying value of the asset to fair value by using quoted market prices, offers received from third parties that are deemed by management, in its judgment, to represent a fair value or an estimated fair value determined through other valuation techniques. Other valuation techniques include: (i) estimated discounted cash flows to reflect the expected technical, commercial, competitive and other factors related to acquiring technologies or products, (ii) comparisons to similar asset sales, and (iii) valuations prepared by reputable third parties.

Goodwill and Intangible Assets

      In 2002, we adopted Statement of Financial Accounting Standard 142, Goodwill and Other Intangible Assets (SFAS 142). Under these rules, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. In June 2002, we determined the $2.7 million of goodwill and other intangible assets associated with our acquisition of As We Change was subject to these guidelines. In December 2003, management decided to sell or close down As We Change. Our application of SFAS 142 resulted in recording an impairment for the $2.7 million of goodwill and other intangible assets. The impairment is included as a component of the costs reported as discontinued operations.

Recent Accounting Pronouncements

      In May 2003, the FASB issued Statement No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement addresses the classification of certain financial instruments embodying obligations that could be settled by the issuance of an entity’s own shares. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in the consolidated balance sheets. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had, nor do we believe it will have, a material impact on our current or prospective financial statements.

Factors Affecting Results of Operations

      We incurred net losses of $73.3 million, $5.7 million and $3.4 million in the years ended December 31, 2003, 2002 and 2001, respectively. Our revenue is largely dependent on our ability to pull pharmaceutical products through the inventory channel to the retail level. We have not been as successful in achieving this as we projected, in part, due to our limited resources available for sales and marketing activities and inability to secure viable contract sales organization arrangements. Many of our expenses are fixed, especially in the short term. Because of this, our results of operations have varied during our short operating history and we expect that they will continue to fluctuate, perhaps significantly, in the future. In addition, other factors may cause fluctuations in our revenue and results of operations in the future, including the following:

•	Our ability to raise sufficient capital needed to satisfy our debt service and working capital needs by mid-April 2004,

•	Our ability to significantly restructure our long term debt on favorable terms to us,

•	Our ability to successfully obtain relief from our lenders with respect to anticipated defaults of our debt covenants under our senior secured notes for the quarter ending March 31, 2004,

•	Our ability to effectively work with our customers to reduce the level of our product in the channel and to convert our sales and marketing strategy to become a demand-based sales organization,

•	Following the sales force being laid off in March, 2004, we do not know the impact on the demand for our products generated through their efforts,

•	Our ability to maintain our products in a preferred formulary position with managed care organizations,

•	The success or failure in the markets’ acceptance of our products,

•	Our success or failure of obtaining FDA approval of Ortho-Est® at a new dosage,

•	The success or failure of our marketing efforts in generating prescriptions for the products we offer,

•	Variations in returns of excess inventory from our customers, which may exceed the reserves we have established,

•	Excessive and unexpected generic competition to the products we offer,

•	Manufacturing problems that limit our ability to acquire salable product on time and at reasonable terms,

•	Earlier than expected termination of our supply and/or license agreements,

•	Our ability to sell or divest or license our existing product rights,

•	Our ability to acquire new products,

•	Legislative changes that affect our products, including the way we market them and our ability to comply with new or existing regulations,

•	The amount and timing of expenditures for the expansion of our operations,

•	Research studies and news reports concerning the safety or efficacy of our products or similar products,

•	Competitive products and/or companies that target our market niche and are successful in reaching our market,

•	Changes in the competitive environment that could cause us to change our pricing or marketing strategy, and

•	Changes in the economic and market environment generally or in the health care industry.

      It is essential we arrange for funding of our operations immediately. Whether this is arranged though additional equity investment or additional debt financing, we believe this is critical to maintain operations beyond the middle of April 2004.

      To the extent that our revenue does not cover our expenses, we may be unable to reduce spending commitments in a timely manner to compensate for any unexpected revenue shortfall and may experience unanticipated losses. As a result of these factors, our operating results in near term or future periods may fail to meet the expectations of investors.

Liquidity and Capital Resources

      Since our inception, we have funded our operating losses, acquisitions of product rights and working capital requirements primarily from proceeds received from net revenues, sales of equity securities and issuances of debt. As of December 31, 2003, we had cash and cash equivalents of $4.9 million, a working capital deficit of $56.0 million and an accumulated deficit of $147.9 million. As of March 26, 2004, we had cash and cash equivalents of approximately $1.1 million.

      Net cash used for operating activities in 2003 of $6.5 million resulted from our net loss of $71.4 million, which was offset primarily by $34.0 million of non-cash items (consisting principally of impairment charges, amortization of product rights and debt issuance costs), and a $26.2 million change in accounts receivable, inventories, prepaid expenses, accounts payable, accrued liabilities, deferred revenue, liabilities to customers and reserves for returns, rebates and chargebacks.

      Net accounts receivable decreased $14.3 million from $16.5 million at December 31, 2002 to $2.2 million at December 31, 2003 due to cash collections coupled with the decline in net revenues in 2003 from 2002.

      Liabilities to customers increased $6.6 million during 2003. Such liabilities primarily arise from customer product returns received for expired or expiring product, for which we generally expect to satisfy the liability by shipping replacement product (some of which is already in stock) or by issuing credits against future sales/receivables. The liability to customers is recorded at the sales value which would be payable in cash unless we replace their returned product, in which case our cost is the purchased cost of the product and the shipping costs.

      Reserves for product returns, rebates and chargebacks and deferred revenue increased $2.0 million from $7.1 million at December 31, 2002 to $9.1 million at December 31, 2003, primarily due to an increase in our customer returns reserves recorded throughout 2003 because of declining prescription demand, and the recognition of an increased liability for rebates and chargebacks due to scheduled price increases, effective in January 2004, and product shipments for replacement. The remaining deferred revenue balance of $1.8 million is expected to be recognized as revenue in 2004 without any increase in our cash and cash equivalents. If such products is returned for replacement, the cost we will incur is for the purchased cost of the product and shipping costs.

      Net cash provided by investing activities in 2003 was $9.5 million, which resulted from the sub-licensing of distribution and manufacturing rights to Vaniqa® Cream for certain international markets to Shire Pharmaceuticals Limited (“Shire”). Net cash used in investing activities in 2002 was $47.0 million, and consisted of $39.2 million for the purchase of Vaniqa® Cream, manufacturing licenses of $3.0 million and $0.4 million of loans to officers.

      Net cash used for financing activities during 2003 was $6.8 million. During 2003, we raised $2.6 million through a $2.5 million private offering of our common stock and the exercise of options. Primary uses of cash include the redemption of convertible redeemable preferred stock of $7.4 million, required pursuant to our restructuring agreement, and payment on a note payable of $1.6 million. Financing activity in 2002 provided $36.8 million, primarily from the financing of $39.2 million arranged for the acquisition of the Vaniqa® Cream rights and stock purchases of $0.5 million. These were in turn offset by the loan payment of $3.0 million.

      Our operating results during the fourth quarter of 2002 and the first half of 2003 caused us to fall out of compliance with certain financial covenants applicable to our senior secured notes. In 2003, we amended and restructured the senior secured notes and convertible redeemable preferred stock agreements, among other things, to: (i) waive these past defaults, (ii) institute new financial covenants, (iii) pledge additional security interests in certain assets, (iv) grant new warrants to replace canceled warrants, (v) provide for an apportionment of net proceeds from future asset sales and/or the license and sale of international rights to Vaniqa® Cream, if any, based on a pre-determined formula, and (vi) exchange shares of a new series of convertible redeemable preferred stock for the same number of shares of the series of convertible redeemable preferred stock previously issued. The new series of convertible redeemable preferred stock has the same terms as the prior series, except that it requires proceeds of specified asset sales to be used to redeem the shares of convertible redeemable preferred stock and granted us the right to redeem the convertible redeemable preferred stock at our option at a premium equal to 108% of the accreted stated value of the convertible redeemable preferred stock through November 30, 2003, at which time the redemption premium increased based on a formula that took into account the number of shares redeemed before December 19, 2003.

      Any future default under the senior secured or other notes payable would allow the respective note holders to accelerate our indebtedness. There is no provision for acceleration of the convertible redeemable preferred stock, and the convertible redeemable preferred stock does not contain financial covenants. However, if we fail to make a purchase, redemption, liquidation or other payment due under the terms of the convertible redeemable preferred stock, the holders, voting as a separate class, will be entitled to elect two directors to our board of directors until such purchase, redemption, liquidation or other payment is made. Also, if we fail to make a purchase, redemption, liquidation or other payment due under the terms of the convertible redeemable preferred stock, or breach or violate any other provision of the convertible redeemable preferred stock, the accretion rate will be increased to 18% per annum until such breach is cured. We currently anticipate breaching at least one of our debt covenants during the first quarter of 2004.

      We currently do not have adequate liquidity or available sources of financing to meet our contractual obligations and settle our operating liabilities. Without an infusion of cash, we estimate that we may not have adequate cash to meet our working capital and debt service needs beyond mid-April 2004. If we are unable to raise sufficient capital and generate sufficient cash flow from future operations, there is a substantial prospect that we would be required to seek protection under the U.S. Bankruptcy Code. These factors raise substantial doubt about our ability to continue as a going concern. Should we fail to comply with the covenants governing our indebtedness, the lenders may elect to accelerate our indebtedness and foreclose on the collateral pledged to secure the indebtedness. All of our assets (other than our license rights interest in the EsclimTM patch) have been pledged to secure our obligations under our various debt agreements.

      In order to address our current debt service requirements and working capital needs, our strategic priorities are to: (i) identify an acquisition or merger partner with interest in acquiring the Company or all or a significant portion of our assets; (ii) identify and implement measures to conserve cash resources and implement stricter controls over our operating costs (including the layoff and discontinuance of the As We ChangeTM mail order and internet catalog operations by March 29, 2004), (iii) restructure our existing indebtedness and (iv) raise sufficient capital to satisfy our working capital and debt service requirements for the foreseeable future. Specifically, we are considering the sale of any and all products.

      We retained Miller Buckfire Lewis Ying & Co., LLC (“MBLY”) to assist in exploring opportunities to sell our Company or some or all of our pharmaceutical products or license rights, to restructure our significant outstanding indebtedness and to obtain new sources of financing. We and MBLY have begun discussions with the holders of our $28.0 original principal amount of senior secured notes to obtain a forbearance agreement to defer near-term interest payments, address likely future covenant violations and additional financing needs, but there can be no assurance that the senior lenders will grant such forbearance or that such additional financing will be available. If we are unsuccessful in promptly implementing a transaction to sell our Company or some or all of our assets or in obtaining additional financing, we may be forced to withhold payment to suppliers, debt holders and others. In such a case, we could be required to file for bankruptcy protection. Although we have received indications of interest from potential acquirers of one or more of our pharmaceutical products and potential sources of financing, we do not have any definitive agreements in place. There can be no assurance that a sale of assets or a financing on terms acceptable to us or our creditors can be agreed to and implemented.

      Achievement of these priorities is essential to the continuation of our Company. If we are unsuccessful in promptly implementing a transaction to sell the Company or some or all of its assets or in obtaining additional financing, we may be forced to withhold payments to suppliers, debt holders and others. If we were required to file for bankruptcy protection, there can be no assurance that the Company’s stockholders would retain any value.

      The following table highlights our contractual and commercial obligations as of December 31, 2003 and when they are due:

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Notes payable	$45,515	$45,515	$—	$—	$—
Inventory commitments	1,255	1,255	—	—	—
Senior convertible redeemable preferred stock	11,165	—	11,165	—	—
Operating lease obligations	1,573	603	970	—	—

Total contractual obligations	$59,508	$47,373	$12,135	$—	$—

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

      Our distribution and license agreement with Fournier requires us to pay for the purchase of the EsclimTM estradiol transdermal product in euros. As a result, our operating results for this product are exposed to changes in exchange rates, foreign currency risk, between the U.S. dollar and the European euro. We do not believe that this exposure is material.

Item 8.	Financial Statements and Supplementary Data

      See Index to Consolidated Financial Statements on page F-1 below for a list of the financial statements and schedule being filed with this report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

      There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Our directors and executive officers are listed below:

Name	Age	Present Position with our Company

Edward F. Calesa	62	President, Chief Executive Officer and Chairman of the Board
Nathan Kase, M.D.	74	Director
Patricia Nasshorn	47	Director
Richard L. Rubin	74	Director
Richard G. Vincent	40	Vice President, Chief Financial Officer
Randi C. Crawford	35	Vice President — Consumer Business
Saundra L. Pelletier	34	Vice President — Pharmaceuticals

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

      Nathan Kase, M.D. has served as a director of our company since June 2000. His current term as director expires at our 2004 annual meeting of stockholders. Dr. Kase is Professor, Department of Obstetrics, Gynecology and Reproductive Science and Dean Emeritus, Mount Sinai School of Medicine. From August 2001 until March 2002, Dr. Kase was interim president and chief executive officer of the Mount Sinai Medical Center. From 1985 to 1997, Dr. Kase was Dean of the Mount Sinai School of Medicine. From 1989 to 1991, he served as President of the Associated Medical Schools of New York. Dr. Kase’s major clinical and research achievements are focused in reproductive endocrinology. He has authored over 100 scientific articles and co-authored two textbooks in his field. Dr. Kase received his residency training in obstetrics and gynecology at the Mount Sinai Medical Center. Dr. Kase subsequently joined the faculty of the Yale University School of Medicine, serving for nearly twenty years, where he rose from instructor to Professor and Chairman of the

Department of Obstetrics and Gynecology. In 1981, he returned to Mount Sinai as Professor and Chairman of the Department of Obstetrics, Gynecology and Reproductive Science. Dr. Kase serves as Chairman and Executive Editor of The Women First Health Advisory Board.

      Patricia Nasshorn has served as a director of our company since May 2002. Her current term as director expires at our 2006 annual meeting of stockholders. Since 2002, she has been the head of business development for various Care Capital portfolio companies and is currently focused on heading business development for Vanda Pharmaceuticals. She was president of Unilever’s women’s health, Unipath division, from 1997 to 2002. In addition, she has held a diverse range of senior executive positions with Johnson & Johnson, Merck & Company, Inc. and Bristol-Myers Squibb. Ms. Nasshorn holds an M.B.A., Marketing and Finance, and a B.B.A., Marketing and Management, both from Temple University.

      Richard L. Rubin, Ph.D. has served as a director of our company since November 1996. His current term as director expires at our 2006 annual meeting of stockholders. He held the positions of Vice President from December 1996 to March 1998, Secretary from December 1996 to January 1997 and Treasurer from December 1996 to August 1997. Dr. Rubin is Chairman of the Dedalus Foundation, Chairman of New Dimensions in Education and a Professor of Political Science and Public Policy at Swarthmore College. Since 1968, Dr. Rubin has served as a business and investment consultant for various companies. From 1963 to 1968, Dr. Rubin was the Director of Planning & Research for United Merchants & Manufacturers, Inc. In 1957, Dr. Rubin was appointed Chairman and Chief Executive Officer of Dorman Mills where he served until 1962. Dr. Rubin holds a Ph.D. in political science from Columbia University and a B.A. in economics from Brown University.

      Richard G. Vincent joined our Company in October 2003 as Chief Financial Officer. Prior to joining our Company, Mr. Vincent served as a Senior Director of Finance with Elan Pharmaceuticals, Inc., a subsidiary of Elan Corporation, plc, from 2001 to 2003. From 1995 to 2001, Mr. Vincent held various senior management positions with multi-national technology companies and was involved in a number of acquisitions and integrations. From 1987 to 1995, Mr. Vincent held various positions with Deloitte & Touche LLP, the last of which was senior manager, where he specialized in emerging growth companies and U.S. Securities and Exchange Commission registrants (primarily in life sciences and technology companies). Mr. Vincent became a Certified Public Accountant in California in 1988 and holds a Bachelor of Science in Accounting from San Diego State University.

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

      Saundra L. Pelletier joined our Company in December 1999 and served as Director of National Accounts until June 2000. Since June 2000, Ms. Pelletier has served as Vice President — Pharmaceuticals. From 1992 until she joined our company, Ms. Pelletier was employed by Searle Laboratories. From 1992 through 1994 she was a sales representative. From 1995 to 1996, she was National Sales Trainer. From 1997 to 1998, she was Global Product Manager, Women’s Healthcare Division. Her final position with Searle was Worldwide Women’s Health Franchise Leader. Ms. Pelletier holds a B.S. in business from Husson College.

Audit Committee

      The Audit Committee, established by the Board of Directors in accordance with requirements of Section 3(a)(58)(A) of the Exchange Act, operates pursuant to a written charter adopted by the Board of Directors. The Audit Committee selects and engages our independent auditors, reviews the scope of audit engagements, reviews comment letters of such auditors and management’s response thereto, approves professional services provided by such auditors, reviews the independence of such auditors, reviews any major accounting changes made or contemplated, considers the range of audit and non-audit fees, conferred with Company management and its outside auditors regarding the adequacy of our internal accounting controls and annually reviews its charter and submits recommended changes to the Board of Directors for its consideration. The Audit Committee consists of the following two members: Patricia Nasshorn and Richard L. Rubin. All members of the Audit Committee are independent directors, as defined in the Nasdaq Stock Market qualification standards. The Board has determined that none of the directors serving on the Audit Committee qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC. We do not have an “audit committee financial expert” at this time. We have interviewed a number of potential director candidates, but, in light of the substantial doubt raised with respect to our ability to continue as a going concern, we have been unable to attract an individual with these qualifications to serve on the Board of Directors.

Beneficial Ownership Reporting Compliance

      Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of ten percent or more of our common stock (Reporting Persons) are required to report to the SEC on a timely basis the initiation of their status as a Reporting Person and any changes regarding their beneficial ownership of our common stock. Based solely on our review of such forms received and the written representations of our Reporting Persons, we have determined that no Reporting Person known to us was delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act.

Code of Ethics

      We have adopted a Code of Business Conduct and Ethics Policy that applies to our directors, officers and employees. We have posted the text of the policy on our website at www.womenfirst.com. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, and waivers from, a provision of our Code of Business Conduct and Ethics Policy by posting such information on our website.

Item 11.	Executive Compensation

      The following table sets forth information concerning compensation for each of the three years ended December 31, 2003 received by our Chief Executive Officer and all of our executive officers other than our Chief Executive Officer who were serving as executive officers at December 31, 2003:

Summary Compensation Table

						Long-Term
	Annual Compensation					Compensation

					Other Annual	Shares Underlying	All Other
Name and Principal Position	Year	Salary		Bonus	Compensation	Options	Compensation

Edward F. Calesa	2003	$256,769		—	—	—	—
Chairman of the Board,	2002	375,000		—	—	—	—
President, and Chief	2001	375,000		—	—	100,000	—
Executive Officer
Charles M. Caporale	2003	173,772	(1)	—	—	25,000	—
Vice President, CFO,	2002	190,000		—	—	25,000	—
Treasurer and	2001	190,000		—	—	50,000	—
Secretary
Michael T. Sember	2003	177,345	(2)	—	—	350,000 (3)	—
President, COO	2002	—		—	—	3,000	—
Richard G. Vincent	2003	35,321		—	—	150,000	—
Vice President, CFO
Randi C. Crawford	2003	179,583		—	—	125,000	—
Vice President —	2002	165,000		—	—	—	—
Consumer Business	2001	165,000		—	—	50,000	—
Saundra L. Pelletier	2003	190,000		—	—	125,000	—
Vice President —	2002	190,000		—	—	25,000	—
Pharmaceuticals	2001	169,167		—	—	50,000	—

(1)	Mr. Caporale’s termination date: October 31, 2003

(2)	Mr. Sember’s termination date: December 31, 2003

(3)	Granted in 2002, in his role as a member of the Board of Directors

Option Grants During Fiscal Year 2003

      The following table sets forth information regarding options to purchase our common stock granted during the year ended December 31, 2003 to each of the executive officers named in the Summary Compensation Table. We do not have any outstanding stock appreciation rights.

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

	Individual Grants				Potential Realizable
					Value at Assumed Annual
	Number of	% of Total			Rates of Stock
	Securities	Options			Price Appreciation for
	Underlying	Granted to	Exercise or		Option Term
	Options	Employees in	Base Price	Expiration
Name	Granted	Fiscal Year	per Share	Date	5%	10%

Edward F. Calesa	—	—	—	—	—	—
Richard G. Vincent	150,000	9.3%	$1.33	12/16/13	$140,586	$317,154
Randi C. Crawford	125,000	7.7%	$1.19	12/16/13	$105,591	$238,209
Saundra L. Pelletier	125,000	7.7%	$1.19	12/16/13	$105,591	$238,209
Charles M. Caporale	25,000	1.5%	$0.63	03/20/13	$9,905	$25,101
Michael T. Sember	350,000	21.7%	$1.57	08/04/13	$389,260	$877,152

Option Exercises and Fiscal Year-End Values

      The following table sets forth certain information with respect to the exercise of options to purchase our common stock during the year ended December 31, 2003, and the unexercised options held and the value thereof at that date, for each of the executive officers named in the Summary Compensation Table.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

			Number of
			Securities Underlying		Value of Unexercised
			Unexercised		In-the-Money
			Options at Fiscal		Options at Fiscal
	Shares		Year End		Year End(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Edward F. Calesa	—	—	54,141	45,859	—
Richard G. Vincent	—	—	—	150,000	—	$24,500
Randi C. Crawford	—	—	148,716	138,734	$64,670	$32,576
Saundra L. Pelletier	—	—	144,684	157,816	$40,172	$38,938
Charles M. Caporale	—	—	89,500	—	$22,964	—
Michael T. Sember	—	—	—	—	—	—

(1)	Based on the closing sale price of our common stock on December 31, 2003 ($1.49), as reported by the Nasdaq National Market, less the option exercise price.

Compensation of Directors

      Our directors have never received any regular cash compensation from us for services rendered as directors; however, we do reimburse directors for their travel expenses incurred in attending meetings of our board. Nathan Kase, M.D., one of our directors, served as a consultant to us and during 2003 he received a fee of $4,000.

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

      On March 7, 2001, we entered into Change of Control and Severance Agreements (the “Change of Control Agreements”) with each of Edward F. Calesa, Randi C. Crawford and Saundra L. Pelletier. The Change of Control Agreements provide each of our executive officers with severance pay benefits in the event of a change in control of our company. Under the Change of Control Agreements, in the event of a change in control, if one of our executive officers voluntarily resigns his or her employment for good reason or is terminated for any reason other than death, disability or for cause within two years of the change in control, then that executive officer is entitled to receive severance pay. The Change of Control Agreements provide for twelve months after such a termination of the executive officer’s employment, the executive officer will be entitled to receive severance pay at an annual rate equal to the sum of: (a) the greater of the executive officer’s: (i) annual base salary on the effective date of his or her termination, or (ii) annual base salary immediately before the change of control; plus (b) the average of the executive officer’s annual bonuses for the last two calendar years. The severance shall, at our company’s election, be paid in a lump sum or at periodic intervals in accordance with the company’s standard payroll procedures. For twelve months after termination, our company will also pay the costs of premiums due under our company’s life, disability, accident, health and dental insurance programs. In the event the executive officer becomes eligible for comparable group insurance coverage in connection with new employment, our company’s obligation to pay the costs of premiums will terminate. The Change of Control Agreements terminate on March 7, 2006, unless terminated earlier pursuant to their terms.

      In January 2004, we entered into a Change of Control and Severance Agreement with Richard G. Vincent, our newly appointed Chief Financial Officer. The Change of Control Agreement contains the same provisions as those indicated above. Under the Change of Control Agreements, in the event of a change in control, if one of our executive officers voluntarily resigns his or her employment for good reason or is terminated for any reason other than death, disability or for cause within two years of the change in control, then that executive officer is entitled to receive severance pay. For twelve months after termination of the executive officer’s employment, the executive office is entitled to receive severance pay at an annual rate equal to the sum of: (a) the greater of the executive officer’s (i) annual base salary on the effective date of his or her termination, or (ii) annual base salary immediately before the change in control; plus (b) the average of the executive officer’s annual bonuses for the last two calendar years. The severance pay shall, at our company’s election, be paid in a lump sum or at periodic intervals in accordance with our company’s standard payroll procedures. For twelve months after termination, our company will also pay the costs of premiums due under our company’s life, disability, accident, health and dental insurance programs. In the event the executive officer becomes eligible for comparable group insurance coverage in connection with new employment, our company’s obligation to pay the costs of premiums will terminate. The Change of Control Agreements terminate on March 7, 2006, unless terminated earlier pursuant to their terms.

Compensation Committee Interlocks and Insider Participation

      Richard L. Rubin and Dr. Nathan Kase, both of who are outside directors of our company, serve on the Compensation Committee of our board. Mr. Rubin has served since March 1999 and Dr. Kase has served since November 2000. Mr. Rubin previously held the positions of our Vice President, Secretary and Treasurer. Dr. Kase also serves as our consultant and received a fee of $4,000 during 2003.

      No interlocking relationship exists between any member of the Compensation Committee and any member of any other company’s board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth information as of March 26, 2004 regarding the beneficial ownership of our common stock by (a) each person known to our board to own beneficially 5% or more of our common stock; (b) each director of our company; (c) the executive officers named in the Summary Compensation Table; and (d) all our directors and executive officers as a group. Information with respect to beneficial ownership has been furnished by each director, officer or 5% or more stockholder, as the case may be. The address for all executive officers and directors is c/o Women First HealthCare, Inc., 5355 Mira Sorrento Boulevard, Suite 700, San Diego, California 92121.

      Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options or warrants that are immediately exercisable or exercisable within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. “Percentage of Common Stock Beneficially Owned” is based on 26,611,226 shares of our common stock outstanding on December 31, 2003.

Security Ownership of Certain Beneficial Owners and Management

	Number of Shares	Percentage of
	of Common Stock	Common Stock
Name and Address	Beneficially Owned(1)	Beneficially Owned

Edward F. Calesa	7,914,406	29.74%
Richard G. Vincent	—	*
Randi C. Crawford(2)	1,201,166	4.50%
Saundra L. Pelletier	151,457	*
Charles M. Caporale
Michael T. Sember
Nathan Kase, M.D.	122,606	*
Patricia Nasshorn	9,057	*
Richard L. Rubin	275,510	1.04%
CIBC WMC Inc.(3)	1,766,104	6.24%
Whitney & Co., LLC(4)	1,595,131	5.67%
Johnson & Johnson Development Corporation(5)	1,428,292	5.34%
Élan Pharma International Limited(6)	1,625,758	5.86%
Executive officers and directors as a group (7 persons)(7)	9,674,202	35.88%

*	Less than 1%.

(1)	The following table indicates those people whose total number of beneficially owned shares include shares subject to options and warrants exercisable within 60 days of March 26, 2004:

	Shares Subject	Shares Subject
	to Options	to Warrants

Edward F. Calesa	64,203	2,758
Richard G. Vincent	—	—
Randi C. Crawford	157,269	—
Saundra L. Pelletier	146,563	—
Nathan Kase, M.D.	18,526	—
Patricia Nasshorn	9,057	—
Richard L. Rubin	18,088	—

(2)	Randi C. Crawford is Edward F. Calesa’s daughter.

(3)	Represents 837,704 shares of common stock issuable upon conversion of convertible redeemable preferred stock and 928,400 shares issuable upon exercise of warrants. The address for CIBC WMC Inc. is 425 Lexington Avenue, New York, NY 10017.

(4)	Represents 314,119 shares issuable to Broad Street Associates, LLC, an affiliate of Whiney & Co., upon conversion of convertible redeemable preferred stock; 455,206 shares issuable to J.H. Whitney Mezzanine Fund, L.P., an affiliate of Whitney & Co., upon exercise of warrants; 535,800 shares issuable to Whitney Private Debt Fund, an affiliate of Whitney & Co., upon exercise of warrants; and 209,413 shares issuable to Greenleaf Capital, L.P., an affiliate of Whitney & Co., upon conversion of convertible redeemable preferred stock. The address for each of the above named entities is 177 Broad Street, Stamford, CT 06901.

(5)	Includes 218,042 shares subject to currently exercisable warrants. The address for Johnson & Johnson Development Corporation is One Johnson & Johnson Plaza, New Brunswick, New Jersey 08933.

(6)	Includes 1,203,291 shares issuable upon conversion of a convertible note payable, including accrued interest thereon, held by Elan Pharma International Limited. Also includes 422,467 shares held by Elan International Services, Ltd., an affiliate of Elan Pharma International Limited. The address for Élan Pharma International Limited is WIL House, Shannon Business Park, Shannon, County Clare, Ireland.

(7)	Excludes shares owned by Mr. Caporale and Mr. Sember as they are no longer executive officers of the Company.

      The following table sets forth certain equity compensation plan information for our company as of December 31, 2003.

		Weighted Average	Remaining Available
	Number of Securities to	Exercise Price of	for Future Issuance
	be Issued upon Exercise	Outstanding	under Equity
Plan Category	of Outstanding Options	Options	Compensation Plans

Equity compensation plans approved by security holders	1,810,636 (1)	$2.63	1,516,862 (2)
Equity compensation plans not approved by security holders(3)	59,825	$2.17	119,400

Total	1,870,461	$2.62	1,632,262

(1)	Consists of (A) 1,783,186 shares of our common stock to be issued upon exercise of outstanding options under the 1998 Long-Term Incentive Plan and (B) 27,450 shares of our common stock to be issued upon exercise of outstanding options under the Incentive Stock Plan.

(2)	Consists of 1,516,862 shares of our common stock reserved for issuance under the 1998 Long-Term Incentive Plan.

(3)	Consists of shares of our common stock issuable under the 1999 Non-Qualified Stock Option Plan, which does not require the approval of, and has not been approved by, our company’s stockholders. See the description below of the 1999 Non-Qualified Stock Option Plan.

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

      In the event of a change in control, all options outstanding under the 1999 Plan shall be fully vested and exercisable as to all shares covered thereby, notwithstanding anything to the contrary in the 1999 Plan or the provisions of any option granted under the 1999 Plan. The Committee may offer the optionees the right to exchange their vested options for fully vested and exercisable options covering the stock of the successor or survivor corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices. The board or the Committee may amend, suspend or modify the 1999 Plan at any time.

Item 13.	Certain Relationships and Related Transactions

      In February 2002, we loaned Charles M. Caporale, our former Chief Financial Officer, and Saundra L. Pelletier, Vice-President of the Pharmaceutical Division, $0.1 million and $0.3 million, respectively. The non-interest bearing notes require payment in full at the earlier of: (i) the executives’ termination of employment; (ii) the sale of the Company; or (iii) February 2017. There is no provision for forgiveness of the loans, and the notes are only secured by the executives’ vested stock options. Mr. Caporale’s note became payable upon his termination on October 31, 2003. As part of the Company’s severance agreement with Mr. Caporale, we forgave the payment obligation for this note. Ms. Pelletier’s outstanding note receivable was fully reserved in December 2003 as the Company’s current stock price was below the value of Ms. Pelletier’s vested options. In 2003, the Company imputed, and recorded compensation expense, interest at 5% on the outstanding note balances.

      In June 2002, we entered into a note and warrant purchase agreement, preferred stock purchase agreement, security agreement and registration rights agreements with CIBC WMC Inc. and affiliates of Whitney & Co., LLC. We entered into these agreements in connection with our private placement of our convertible redeemable preferred stock, senior secured notes and warrants. Under these agreements, CIBC WMC Inc. purchased from us $13.0 million of our senior secured notes and accompanying warrants to purchase common stock and $8.0 million in initial stated value of our convertible redeemable preferred stock. Affiliates of Whitney & Co., LLC purchased from us $15.0 million of our senior secured notes and accompanying warrants to purchase common stock and $5.0 million in initial stated value of our convertible redeemable preferred stock. Whitney purchased these securities from us through the following affiliated entities: Broad Street Associates, LLC, J.H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund and Greenleaf Capital, L.P. The note and warrant purchase agreement, preferred stock purchase agreement, security agreement and registration rights agreements, together with the certificate of designations relating to our convertible redeemable preferred stock, set forth the terms of our senior secured notes and convertible redeemable preferred stock and include a number of affirmative and negative covenants. We paid fees aggregating $0.8 million to the investors in the financing and their legal counsel. Our operating results during the fourth quarter of 2002 and the first half of 2003 caused us to fall out of compliance with certain financial covenants applicable to our senior secured notes. In 2003, we amended and restructured the senior secured notes and convertible redeemable preferred stock agreements, among other things, to: (i) waive these past defaults, (ii) institute new financial covenants, (iii) pledge additional security interests in certain assets,

(iv) grant new warrants to replace canceled warrants, (v) provide for an apportionment of net proceeds from future asset sales and/or the license and sale of international rights to Vaniqa® Cream, if any, based on a pre-determined formula, and (vi) exchange shares of a new series of convertible redeemable preferred stock for the same number of shares of the series of convertible redeemable preferred stock previously issued. The new series of convertible redeemable preferred stock has the same terms as the prior series, except that it requires proceeds of specified asset sales to be used to redeem the shares of convertible redeemable preferred stock and granted us the right to redeem the convertible redeemable preferred stock at our option at a premium equal to 108% of the accreted stated value of the convertible redeemable preferred stock through November 30, 2003, at which time the redemption premium increased based on a formula that took into account the number of shares redeemed before December 19, 2003. In December 2003, we sub-licensed the rights to manufacture, market and distribute Vaniqa® Cream for the European Union and certain other international markets for approximately $10.0 million. We used $7.4 million of the proceeds to redeem the convertible redeemable preferred stock outstanding, including accrued dividends of $0.9 million and $0.5 million of redemption premium. As a result of the transactions described above, CIBC WMC Inc. beneficially owned approximately 6.2% of our common stock as of March 26, 2004 and Whitney & Co., LLC beneficially owned approximately 5.7% of our common stock as of March 26, 2004.

      In June 2002, we paid approximately $2.0 million to CIBC World Markets Corp., an affiliate of CIBC WMC Inc., for its role as our financial advisor and placement agent in connection with the private placement of our convertible redeemable preferred stock, senior secured notes and warrants. In January 2004, our agreement with CIBC as a financial advisor was terminated.

      Dr. Kase, one of our directors, serves as a consultant to us, and during 2003 he received fees of $4,000.

      We reimburse a company owned by Mr. Calesa for the use of his personal jet aircraft to transport our employees, including Mr. Calesa, on business trips. The reimbursements totaled $40,635 in 2003. The reimbursement is equal to the amount of first class airfare when our officers use the aircraft or coach fare when other employees use the aircraft.

Item 14.	Principal Accountant Fees and Services

Audit and Fee Information

      The aggregate fees billed to our company by Ernst & Young LLP, our principal accountants, for the indicated services for each of the last two fiscal years were as follows (in thousands):

	2002	2003

Audit Fees(1)	$459	$444
Audit Related Fees(2)	$74	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

(1)	Audit Fees consist of fees for professional services performed by Ernst & Young LLP for the audit of our annual financial statements and review of financial statements included in our 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit Related Fees consist of fees for assurance and related services performed by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements. This includes: due diligence related to mergers and acquisitions, and consulting on financial accounting/reporting standards.

      The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of Ernst & Young LLP, and has concluded that the provision of such services is compatible with maintaining the independence of our auditors. All of the services rendered by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with the Audit Committee pre-approval policy described below.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) The following documents are filed as part of this report:

1.	Financial Statements. See attached Index to Consolidated Financial Statements and Schedule.

2.	Financial Statement Schedule. See attached Index to Consolidated Financial Statements and Schedule. Other financial statement schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes included in this Form 10-K.

3.	List of Exhibits required by Item 601 of Regulation S-K

      (a) See part (c) below.

      (b) Reports on Form 8-K. Current Reports filed pursuant to Sections 13(a) or 15(d) of the Exchange Act on Form 8-K.

      None.

      (c) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit
No.		Description

3	.1(1)	Fourth Amended and Restated Certificate of Incorporation.
3	.2(2)	Certificate of Designation of Preferences and Rights of Senior Convertible Redeemable Preferred Stock, Series A.
3	.2(13)	Certificate of Designation of Preferences and Rights of Senior Convertible Redeemable Preferred Stock, Series A.
3	.3(1)	Second Amended and Restated Bylaws.
4	.1(3)	Form of Specimen Common Stock Certificate.
10	.1(4)	Employment Agreement dated January 8, 1998 by and between Women First HealthCare, Inc. and Edward F. Calesa.
10	.2(15)	Amended and Restated 1998 Long-Term Incentive Plan, as amended.
10	.3(1)	Distribution and License Agreement dated as of July 19, 1999 between Women First HealthCare, Inc. and Laboratoires Fournier S.A.*
10	.4(5)	1999 Non-Qualified Stock Option Plan.
10	.5(6)	Ortho-Est® Asset Transfer and Supply Agreement effective September 30, 2000 between Women First HealthCare, Inc. and Ortho-McNeil Pharmaceutical, Inc.
10	.6(7)	Amendment No. 1 to Distribution and License Agreement dated November 3, 2000 between Laboratoires Fournier S.A. and Women First HealthCare, Inc.*
10	.7(8)	Midrin Asset and Inventory Purchase Agreement dated as of June 29, 2001 by and among Women First Health Care, Inc., Élan Pharma International Limited and Élan Pharmaceuticals, Inc.*
10	.8(8)	Securities Purchase Agreement dated June 29, 2001 among Women First HealthCare, Inc., Élan International Services, Ltd., and Élan Pharma International Limited.
10	.9(8)	Convertible Secured Promissory Note dated June 29, 2001.
10	.10(9)	Manufacturing Site Transfer Agreement dated as of June 22, 2001 between Women First HealthCare, Inc. and Pharmaceutics International, Inc.*
10	.11(10)	Warrant Agreement by and between Women First HealthCare, Inc. and Gruntal & Co., L.L.C. dated as of August 8, 2001.
10	.12(11)	Asset Purchase Agreement dated November 15, 2001 by and between American Home Products Corporation and Women First Health Care, Inc.*

Exhibit
No.		Description

10	.13(11)	Manufacturing and Supply Agreement dated November 15, 2001 by and between American Home Products Corporation and Women First Health Care, Inc.*
10	.14(11)	Trademark License Agreement dated November 15, 2001 by and between American Home Products Corporation and Women First Health Care, Inc.*
10	.15(11)	Senior Secured Promissory Note dated November 15, 2001.*
10	.16(14)	Amendment No. 1 to Senior Secured Promissory Note dated November 25, 2002.
10	.17(11)	Security Agreement dated November 15, 2001 by and between American Home Products Corporation and Women First Health Care, Inc.
10	.18(12)	Manufacturing and Supply Agreement between Mutual Pharmaceutical Company, Inc. and Women First HealthCare, Inc. made on January 24, 2002.*
10	.19(12)	Promissory Note Dated February 26, 2002 between Women First HealthCare, Inc. and Saundra Childs.
10	.20(2)	Asset Purchase Agreement, dated as of June 25, 2002, by and among Westwood-Squibb Colton Holdings Partnership, The Gillette Company, Bristol-Myers Squibb Company and Women First HealthCare, Inc.
10	.21(2)	License Agreement, dated as of June 25, 2002, by and among The Gillette Company, Bristol-Myers Squibb Company and Women First HealthCare, Inc
10	.22(2)	Supply Agreement, dated as of June 25, 2002, by and between Bristol-Myers Squibb Company and Women First HealthCare, Inc.*
10	.23(2)	Note and Warrant Purchase Agreement, dated as of June 25, 2002, by and among Women First HealthCare, Inc. and the Purchasers named therein
10	.24(2)	Form of Senior Secured Note dated June 25, 2002.
10	.25(2)	Form of Common Stock Purchase Warrant dated June 25, 2002.
10	.26(2)	Preferred Stock Purchase Agreement, dated June 25, 2002, by and among Women First HealthCare, Inc. and the Purchasers named therein.
10	.27(2)	Registration Rights Agreement, dated June 25, 2002, related to the Senior Secured Notes and Common Stock Purchase Warrants by and among Women First HealthCare, Inc. and the holders of Senior Secured Notes named therein.
10	.28(2)	Registration Rights Agreement, dated June 25, 2002, related to the Convertible Preferred Stock by and among Women First HealthCare, Inc. and the holders of Convertible Preferred Stock named therein.
10	.29(13)	Security Agreement, dated as of June 25, 2002, by and among Women First HealthCare, Inc. and the holders of Senior Secured Notes and Convertible Preferred Stock named therein.
10	.30(13)	Common Stock Purchase Agreement, dated as of May 12, 2003, by and among Women First HealthCare, Inc. and the Investors named therein.
10	.31(13)	Amendment No. 1 to Note and Warrant Purchase Agreement, dated as of May 12, 2003, by and among Women First HealthCare, Inc. and the Purchasers named therein.
10	.32(13)	Amendment No. 1 to Preferred Stock Purchase Agreement, dated as of May 12, 2003, by and among Women First HealthCare, Inc. and the Purchasers named therein.
10	.33(13)	Form of Common Stock Purchase Warrant dated May 12, 2003.
10	.34(13)	Amendment No. 1 to Registration Rights Agreement, dated as of May 12, 2003, related to the Warrants by and among Women First HealthCare, Inc. and the holders of Senior Secured Notes and Warrants named therein.
10	.35(13)	Amendment No. 1 to Registration Rights Agreement, dated as of May 12, 2003, related to the Convertible Redeemable Preferred Stock by and among Women First HealthCare, Inc. and the holders of Convertible Redeemable Preferred Stock named therein.
10	.36(13)	Amended and Restated Security Agreement, dated as of May 12, 2003, by and among Women First HealthCare, Inc. and the holders of Senior Secured Notes and Convertible Preferred Stock named therein.

Exhibit
No.		Description

10	.37(16)	Office Lease Agreement with WCB Five Limited Partnership dated June 20, 2003, for New Corporate Headquarters
10	.38(16)	Amendment No. 2 to Note and Warrant Purchase Agreement, dated as of September 22, 2003 by and among Women first HealthCare, Inc. and the Purchasers named therein
10	.39(17)	License and Supply Agreement, dated as of December 15, 2003, by and between Women First HealthCare, Inc. and Shire Pharmaceuticals Ireland Limited.**
10	.40(17)	Collateral Release and Non-Disturbance Agreement, dated as of December 15, 2003, by and among Women First HealthCare, Inc., Shire Pharmaceuticals Ireland Limited, CIBC WMC, Inc. and the Holders of Senior Secured Notes and Convertible Redeemable Preferred Stock named therein.
10	.41(18)	Amendment No. 2 to Senior Secured Promissory Note, dated as November 25, 2003, by and among Women First HealthCare, Inc. and Wyeth.
21	.1(18)	Subsidiaries.
23	.1(18)	Consent of Ernst & Young LLP.
31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed August 13, 1999.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 2, 2002.

(3)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed June 24, 1999.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 12, 1999.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed March 30, 2000.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed November 14, 2000.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2000 filed March 30, 2001.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 3, 2001.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed August 13, 2001.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed September 4, 2001.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed March 27, 2002.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed May 10, 2002.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 15, 2003.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed April 15, 2003.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed November 14, 2003.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 2, 2004.

(18)	Filed herewith.

*	Women First has been granted confidential treatment with respect to portions of this Exhibit.

**	Women First has requested confidential treatment with respect to portions of this Exhibit.

***	These certifications are being furnished solely to accompany this annual report pursuant to 18. U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Women First HealthCare, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

      (d)     Financial Statement Schedules. See Item 15 (a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOMEN FIRST HEALTHCARE, INC.

By:	/s/ EDWARD F. CALESA

Edward F. Calesa,
Chairman, President and Chief Executive Officer

Date: March 30, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ EDWARD F. CALESA Edward F. Calesa	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2004

/s/ RICHARD G. VINCENT Richard G. Vincent	Vice President, Chief Financial Officer, (Principal Financial Officer)	March 29, 2004

/s/ NATHAN KASE, M.D. Nathan Kase, M.D.	Director	March 29, 2004

/s/ PATRICIA NASSHORN Patricia Nasshorn	Director	March 29, 2004

/s/ RICHARD L. RUBIN Richard L. Rubin	Director	March 26, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Women First HealthCare, Inc.

      We have audited the accompanying consolidated balance sheets of Women First HealthCare, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Women First HealthCare, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and accordingly, changed its method of accounting for goodwill in 2002.

      The accompanying financial statements have been prepared assuming that Women First HealthCare, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses since inception, has an accumulated deficit and the Company’s current cash balances are not sufficient to fund its planned operating activities through 2004. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

San Diego, California

March 16, 2004

Except for Note 15, as to which the date is March 30, 2004.

WOMEN FIRST HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$4,889	$9,079
Accounts receivable, net	2,193	16,542
Inventories, net	1,122	3,018
Prepaid expenses and other current assets	953	2,524
Current debt issuance costs, net	1,083	—
Assets held for sale	662	4,250

Total current assets	10,902	35,413
Property and equipment, net	520	771
Product rights, net	37,513	77,432
Intangible assets, net	106	122
Notes receivable from officers, net	—	450
Restricted cash	175	100
Debt issuance costs, net	—	1,503
Other assets, net	1,586	2,192

Total assets	$50,802	$117,983

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,433	$2,914
Payable to related party	—	772
Accrued salaries, payroll taxes and employee benefits	208	565
Other accrued liabilities	1,775	2,613
Liabilities to customers	7,325	746
Reserve for product returns, rebates and chargebacks	7,336	2,926
Deferred revenue	1,760	4,204
Current portion of long-term debt	42,730	3,018
Liabilities held for sale	1,301	846

Total current liabilities	66,868	18,604
Long-term debt, excluding current portion	—	39,839
Senior convertible redeemable preferred stock, $1,161 and $1,052 per share accreted stated value; 7.1 and 13 shares authorized, issued, and outstanding in 2003 and 2002, respectively	8,251	13,682
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.001 par value; 5,000 shares authorized	—	—
Common stock, $.001 par value; 40,000 shares authorized; 26,611 and 22,956 shares issued and outstanding, respectively	27	22
Treasury stock at cost, 340 shares	(100)	(100)
Additional paid-in capital	123,646	120,486
Accumulated deficit	(147,890)	(74,550)

Total stockholders’ equity (deficit)	(24,317)	45,858

Total liabilities and stockholders’ equity (deficit)	$50,802	$117,983

See accompanying notes.

WOMEN FIRST HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,

	2003	2002	2001

Net Revenues:
Net product revenue	$1,431	$41,038	$21,019
Net service revenue from related party			44

Total net revenues	1,431	41,038	21,063
Cost of sales (including purchases from related party of $0, $457 and $1,276, respectively)	12,316	14,443	5,023

Gross margin (loss)	(10,885)	26,595	16,040
Operating Expenses:
Marketing and sales	15,155	20,766	12,783
General and administrative	7,038	5,454	6,358
Regulatory and development	1,767	568	465
Restructuring charges	653	—	—
Impairment of product rights	25,087	—	—

Total operating expenses	49,700	26,788	19,606

Loss from operations	(60,585)	(193)	(3,566)
Interest and other income	62	204	972
Interest expense	(6,394)	(3,906)	(465)

Net loss from continuing operations	(66,917)	(3,895)	(3,059)
Loss from discontinued operations	(4,484)	(63)	(382)

Net loss	(71,401)	(3,958)	(3,441)
Accretion of beneficial conversion feature related to convertible redeemable preferred stock	—	(1,024)	—
Accretion of stated value and redemption premium paid on convertible redeemable preferred stock	(1,939)	(682)	—

Net loss applicable to common stockholders	$(73,340)	$(5,664)	$(3,441)

Basis and diluted net loss per common share applicable to common stockholders:
Net loss from continuing operations	$(2.65)	$(0.17)	$(0.15)
Net loss from discontinued operations	(0.18)	—	(0.02)
Net loss from accretion	(0.07)	(0.08)	—

Net loss applicable to common stockholders	$(2.90)	$(0.25)	$(0.17)

Weighted average shares used in computing basic and diluted net loss per share	25,250	22,851	19,707

See accompanying notes.

WOMEN FIRST HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

							Total
							Stock-
	Common Stock			Additional	Deferred		holders’
			Treasury	Paid-In	Compen-	Accumu-	Equity
	Shares	Amount	Stock	Capital	sation	lated Deficit	(Deficit)

Balance at December 31, 2000	17,594	$18	$(100)	$80,795	$(232)	$(65,445)	$15,036
Issuance of common stock for cash	3,500	3	—	29,163	—	—	29,166
Issuance of common stock upon exercise of options and warrants	977	1	—	805	—	—	806
Issuance of common stock to acquire product rights	422	—	—	3,999	—	—	3,999
Compensation expense related to stock options	—	—	—	50	—	—	50
Amortization of deferred compensation	—	—	—	—	104	—	104
Reversal of deferred compensation for separated employees	—	—	—	(41)	41	—	—
Net loss	—	—	—	—	—	(3,441)	(3,441)

Balance at December 31, 2001	22,493	22	(100)	114,771	(87)	(68,886)	45,720
Issuance of common stock upon exercise of options and warrants	463	—	—	560	—	—	560
Amortization of deferred compensation	—	—	—	—	87	—	87
Accretion of beneficial conversion feature related to convertible preferred stock	—	—	—	1,024	—	(1,024)	—
Accretion of stated value of convertible preferred stock	—	—	—	—	—	(682)	(682)
Valuation of warrants issued with senior secured notes	—	—	—	4,131	—	—	4,131
Net loss	—	—	—	—	—	(3,958)	(3,958)

Balance at December 31, 2002	22,956	22	(100)	120,486	—	(74,550)	45,858
Issuance of common stock upon exercise of options and warrants	134	2	—	59	—	—	61
Issuance of common stock from private offering (note 9)	3,521	3	—	2,497	—	—	2,500
Valuation of warrants issued with restructured senior secured notes	—	—	—	604	—	—	604
Accretion of stated value of convertible preferred stock	—	—	—	—	—	(1,393)	(1,393)
Redemption premium paid on convertible preferred stock	—	—	—	—	—	(546)	(546)
Net loss	—	—	—	—	—	(71,401)	(71,401)

Balance at December 31, 2003	26,611	$27	$(100)	$123,646	$—	$(147,890)	$(24,317)

See accompanying notes.

WOMEN FIRST HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	December 31,

	2003	2002	2001

Operating activities
Net loss from continuing operations	$(66,917)	$(3,895)	$(3,059)
Adjustments to reconcile net loss from continuing operations to net cash used for continuing operating activities:
Depreciation	290	309	244
Amortization of product rights, licenses and intangibles	5,494	4,295	1,019
Amortization of original issue discount, imputed interest and financing expenses	2,853	2,261	465
Impairment of product rights	25,087	—	—
Reserve for note receivable and related forgiveness from officer	450	—	—
Amortization of deferred compensation and compensation expense related to stock options	—	87	154
Loss on disposal of property and equipment	80	—	—
Changes in operating assets and liabilities:
Accounts receivable	14,349	(7,219)	(8,953)
Inventories	1,896	(2,396)	475
Prepaid expenses and other assets	1,860	(1,700)	(801)
Accounts payable	1,519	1,242	913
Receivable from related party	—	—	2,682
Payable to related party	(772)	353	(574)
Reserve for product returns, rebates and chargebacks	4,410	1,209	1,717
Deferred revenue	(2,444)	4,204	—
Liabilities to customers	6,579	746	—
Other liabilities	(1,195)	626	178

Net cash used for continuing operating activities	(6,461)	122	(5,540)

Investing activities
Acquisition of product rights, licenses and other intangibles	(156)	(46,446)	(14,026)
Loans to officers	—	(450)	—
Restricted cash	(75)	—	100
Net proceeds from sale of product rights	9,827	—	—
Purchase of property and equipment	(119)	(112)	(342)

Net cash provided by (used for) continuing investing activities	9,477	(47,008)	(14,268)

Financing activities
Issuance of notes payable	—	28,000	—
Financing costs	(331)	(1,771)	—
Payment on notes payable	(1,625)	(3,000)	—
Issuance (redemption) of senior convertible redeemable preferred stock	(7,370)	13,000	—
Issuance of common stock	2,561	560	29,971

Net provided by (used for) continuing financing activities	(6,765)	36,789	29,971

Net cash used for discontinued operations	(441)	(202)	(293)

Net increase (decrease) in cash and cash equivalents	(4,190)	(10,299)	9,870
Cash and cash equivalents at beginning of the period	9,079	19,378	9,508

Cash and cash equivalents at the end of the period	$4,889	$9,079	$19,378

Supplemental cash flow disclosures:
Interest paid on debt (excluding accreted interest)	$3,362	$1,583	$—

Supplemental investing and financing activities:
Issuance of common stock and notes payable to acquire product rights	$—	$—	$23,604

Issuance of warrants in connection with restructured debt agreement	$604	$—	$—

Issuance of warrants in connection with product rights acquisition	$—	$4,131	$—

Accretion of beneficial conversion feature related to convertible redeemable preferred stock	$—	$1,024	$—

Accretion of stated value of convertible redeemable preferred stock	$1,393	$682	$—

See accompanying notes.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.	Basis of Presentation, Current Operating Environment and Significant Accounting Policies

The Company and its Business

      Women First HealthCare, Inc. (the “Company” or “Women First”) is a specialty pharmaceutical company dedicated to improving the health and well-being of midlife women. Its corporate offices are located in San Diego, California. The Company originally incorporated under the name Healthy Living for Women, Inc., was incorporated in Delaware on November 1, 1996. Operations commenced in 1997, and on July 1, 1999, the Company completed its initial public offering. The Company’s mission is to help midlife women make informed choices about their physical and emotional health and to provide pharmaceutical products and self-care products to help these women improve the quality of their lives. The Company historically has marketed these products in the United States through a number of channels including its dedicated sales force, tele-sales and its direct-to-consumer marketing programs, through our Internet sites, womenfirst.com, and vaniqa.com. In March 2004, the Company announced restructuring plans to conserve cash and laid off 78 employees (80% of its workforce), including its entire sales force of 44 employees, 28 employees of As We Change®, a mail order catalog business and 6 support employees from its corporate office.

Basis of Presentation

      The consolidated financial statements as of December 31, 2003 and for the twelve months then ended have been prepared under accounting principles generally accepted in the United States assuming that the Company will continue as a going concern. The Company recorded a net loss applicable to common stockholders and had negative cash flows from operations of $73.3 million and $6.5 million, respectively, for the twelve months ended December 31, 2003. The Company had negative working capital and a stockholders’ deficit of $56.0 million and $24.3 million, respectively, at December 31, 2003. As of December 31, 2003, the Company remained in compliance with the financial covenants applicable to its outstanding senior secured notes. However, the Company does not anticipate that it will be in compliance with its financial covenant requirements on its senior secured notes for the quarter ending March 31, 2004. If the Company fails to comply with the covenants governing its indebtedness, the lenders may elect to accelerate its indebtedness and foreclose on the collateral pledged to secure the indebtedness. The consolidated financial statements as of December 31, 2003 and for the twelve months then ended do not include any adjustments to reflect the possible future effects to the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. In addition, the Company has estimated the timing and amounts of cash receipts and disbursements over the next twelve months and believes that unless it is able to raise additional financing it may not have adequate cash to meet its working capital and debt service needs beyond April 2004.

      The report of Ernst & Young LLP, Independent Auditors on the Company’s financial statements for the year ended December 31,2003 contains an explanatory paragraph regarding the insufficiency of the Company’s current cash balances to fund planned operating activities through fiscal year 2004 and indicated substantial doubt about the Company’s ability to continue as a going concern. The Company’s inability to secure the necessary financing would have a material adverse effect on the Company’s financial condition and results of operations.

      To address the Company’s current debt service requirements and working capital needs, its strategic priorities are to: (i) identify an acquisition or merger partner with interest in acquiring the Company or all or a significant portion of the Company’s assets; (ii) identify and implement measures to conserve the Company’s existing cash resources and implement stricter spending controls over operating activities, (iii) restructure its existing indebtedness and (iv) raise sufficient capital to satisfy its working capital and debt service

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements for the foreseeable future. Specifically, the Company is considering the sale of any and all product and license rights.

Principles of Consolidation

      The consolidated financial statements presented herein include the accounts of the Company, As We Change, L.L.C. (“As We Change”) and Women First HealthCare Limited. In December 2003, the Company committed to sell or discontinue the As We Change operation, and accordingly, its operations have been classified and reported as discontinued operations (see Note 3).

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include the allowance for doubtful accounts and cash discounts, the reserve for excess, dated and obsolete inventories, and the reserve for product returns, rebates and chargebacks. Actual results could differ significantly from those estimates.

Reclassifications

      Certain previously reported amounts have been reclassified to conform to the current period presentation, including the presentation of the As We Change operating results as discontinued operations.

Cash, Cash Equivalents and Restricted Cash

      The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost plus accrued interest, which approximates market. Restricted cash represents a security deposit on our corporate headquarters.

Concentration of Credit Risk and Collectibility of Accounts Receivable

      Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade receivables. Cash equivalents consist of money market funds with high credit quality and are maintained with financial institutions that management believes are creditworthy. Trade receivables typically are unsecured and are concentrated with well-established distributors and large retailers.

      The Company sells its pharmaceutical products primarily to established distributors and large retailers in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required. For the year ended December 31, 2003, the Company had four customers whose revenues exceeded 10% of gross revenues. As disclosed in Note 12, the Company’s liabilities to these customers, due to product returned for replacement and not replaced as of December 31, 2003, exceeded the amount due the Company for recent sales. As of December 31, 2003, the Company’s trade receivables from these customers totaled $2.0 million, and the Company’s liabilities to these same customers for returns and other credits totaled $7.0 million. The Company has no long-term purchase commitments from these customers.

      The Company evaluates the collectibility of its trade receivables based on a combination of factors. The Company regularly analyzes its significant customer accounts, and, when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific allowance for doubtful accounts to reduce the related receivable to the estimated collectible amount. The

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company continually monitors all customer balances and records allowances for doubtful accounts for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Actual losses are written-off against the allowance for doubtful accounts. Reserves for doubtful accounts were $0.6 million and $0.5 million at December 31, 2003 and 2002, respectively.

Segment Reporting

      The Company’s continuing operations are a single segment focused on the sale and marketing of prescription drugs.

Inventories

      Purchased product inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. The Company’s products have shelf lives ranging from 18 to 60 months.

      The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventories on hand or under a firm purchase commitment, inventories in the distribution channel, forecasts of future sales, promotional focus and prescription activity. In addition, the Company obtains detailed inventory information from key customers to provide more meaningful analysis of channel inventories. This is used to develop estimates of the Company’s potential excess inventory, or inventory that might reach its expiration date before it is used. Judgment is required in estimating the inventories reserve. The actual reserves required could be significantly different from the estimates, and differences are accounted for in the period in which they become known. Sample inventories are reported in prepaid expenses and other current assets and are expensed upon distribution.

Property and Equipment

      Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets, ranging from three to seven years, using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or their lease term.

Product and License Rights

      The costs of acquiring the Company’s products are capitalized and amortized on a straight-line basis over the estimated periods to be benefited, generally 15 years. Product rights include trade names, trademarks, patents and other acquisition costs. The useful lives are estimated by management based on factors such as forecasted discounted cash flows, market size and growth trends, barriers to competitive entry, stability of the therapeutic class, and strength of competing products.

      The Company’s license rights for EsclimTM have a net carrying value of $0.5 million and $0.7 million at December 31, 2003 and 2002, respectively, and are being amortized on a straight-line basis over the seven-year license term. The carrying value is included in other assets.

Technology Transfer Costs

      The Company capitalizes costs incurred to transfer the production and supply of certain products from prior suppliers to a new third-party supplier. The costs pertain primarily to third-party project management, preparation of test batches and supplemental filings with the Food and Drug Administration (“FDA”). These costs are amortized from the start of commercial production through the term of the supply agreement, generally ten years. Capitalized technology transfer costs of $1.1 million are included in other assets as of December 31, 2003 and 2002.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

      The Company periodically evaluates the recoverability of its long-lived assets, as well as the related useful lives to determine whether facts and circumstances warrant adjustments to the carrying values and/or estimates of useful lives. An impairment loss is measured and recognized if the carrying amount of the asset is determined to be impaired. An impairment loss would be recorded to write-down the carrying value of the asset to fair value by using quoted market prices or offers received from third parties that are deemed by management, in its judgment, to represent a fair value or an estimated fair value determined through other valuation techniques. Other valuation techniques include: (i) estimated discounted cash flows to reflect the expected technical, commercial, competitive and other factors related to acquired technologies or products, (ii) comparisons to similar asset sales, and (iii) valuations prepared by reputable third parties.

      Performance in future periods may result in products not meeting expected cash flows, in which case product rights carrying values are re-assessed and an impairment charge recorded. In 2003, the Company recorded impairment charges of $11.4 million, $4.0 million, and $9.7 million, related to Midrin®, Bactrimtm and Equagesic®/Synalgos®, respectively.

Goodwill and Other Intangible Assets

      Goodwill and other intangible assets resulted primarily from the 1998 acquisition of As We Change. Capitalized trademark-filing costs are amortized on a straight-line basis over the estimated economic life of the trademarks, generally 15 years. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to periodic impairment tests. As of December 31, 2002, the Company had determined that $2.7 million of the goodwill associated with the acquisition of As We Change was deemed to have an indeterminate life. In December 2003, the Company committed to discontinue the As We Change operation, due to a deterioration in its actual and forecasted operating results. Accordingly, the Company recorded an impairment charge of $2.7 million in December 2003. The assets associated with As We Change have been reclassified and reported as held for sale for all periods presented (see Note 3).

Stock-Based Compensation

      The Company accounts for stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and related interpretations, which require the Company to recognize compensation expense on the grant date if the current market price of the stock exceeds the exercise price.

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standard No. SFAS 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amended SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 became effective for fiscal years ending after December 15, 2002. The Company chose not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If the Company chose to adopt such a method in the

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future, its implementation pursuant to SFAS No. 148 could have a material effect on its consolidated financial position and results of operations.

	Years ended December 31,

	2003	2002	2001

Net loss applicable to common stockholders, as reported	$(73,340)	$(5,664)	$(3,441)
Add: total stock-based employee compensation	(1,114)	(1,482)	(1,220)

Pro forma net loss	$(74,454)	$(7,146)	$(4,661)

Basic and diluted net loss per share applicable to common stockholders, as reported	$(2.90)	$(0.25)	$(0.17)
Effect of stock-based compensation expense per share	(0.05)	(0.06)	(0.07)

Pro forma net loss available to common stockholders per share (basic and diluted)	$(2.95)	$(0.31)	$(0.24)

      The Black Scholes option-pricing model was used in the fair value method with the following assumptions:

	Years ended December 31,

	2003	2002	2001

Risk-free interest rate	3.3%	3.0%	4.5%
Dividend yield	0%	0%	0%
Volatility factor	150%	361%	105%
Weighted-average expected option life	5 years	5 years	5 years

      For purposes of the adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The weighted-average fair value of options granted during 2003, 2002 and 2001 was $1.07, $6.97 and $4.67, respectively.

Revenue Recognition and Deferred Revenue

      The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the product has occurred; (iii) the selling price is fixed or determinable; (iv) collectibility is reasonably assured; and (v) title has passed and the Company has received customer acceptance.

      The Company offers sales incentives to customers, including prompt pay discounts on all sales activity, and may also provide discounts for larger volume transactions. Other incentives offered periodically include sales “billback” incentives, wherein customers will be paid upon their sale to their customer. Incentive discounts are recorded net within accounts receivable and net revenues.

      The Company defers revenue recognition, net of direct cost of sales, if, in its judgment, it estimates that its key wholesale customers have excess channel inventory (i.e., if wholesale customers’ inventories exceed the Company’s estimates of demand at the retail level, after considering factors such as product shelf-life, prescription activity and trends). As of December 31, 2003 and 2002, the Company had deferred net revenue of approximately $1.8 million and $4.2 million, respectively. The actual amounts could be different from the estimates, and differences are accounted for in the period they become known.

      The Company records shipping and handling costs incurred in accordance with the Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Costs. Accordingly, amounts billed to a customer in

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a sale transaction related to shipping and handling are classified as revenue. The costs incurred by the Company for shipping and handling are included in cost of sales.

Liabilities to Customers and Reserves for Product Returns, Rebates and Chargebacks

      Liabilities to customers primarily arise from customer returns received for expired or expiring product for which the Company generally expects to satisfy the liability by shipping replacement product (some of which is already in stock) or by issuing credits against future sales/receivables. The liabilities to customers were $7.3 million and $0.7 million at December 31, 2003 and 2002, respectively.

      The Company reports revenue net of estimated reserve for product returns, rebates, chargebacks and prompt pay discounts. The Company estimates its reserve requirements utilizing historical data, industry information and information obtained from key customers. The Company generally accepts for credit or exchange pharmaceutical products that have become unsaleable or unusable due to expiration dating, drug recall or discontinuance. If actual results differ from the estimates, the reserves are adjusted in the period the difference is known. Based on our agreements with the Company’s customers and our historical experience, we estimate the amount of product that we expect to be returned for replacement or credit. The estimated product to be returned for replacement is provided for at our inventory value (actual replacement cost), and the estimated product to be returned for credit is provided for at our sales price.

      Certain governmental health insurance providers, as well as hospitals and clinics that are members of group purchasing organizations, may be contractually entitled to price discounts and rebates to the Company’s products used by those organizations and their patients. The Company estimates the likelihood that products sold to wholesale distributors will ultimately be subject to a rebate or price discount and records revenue net of estimated discounts for rebates and chargebacks. This estimate is based on historical trends and industry data regarding the utilization of the Company’s products.

      Reserves of $8.3 million, $4.3 million and $2.1 million were recorded in the year ended December 31, 2003, 2002 and 2001, respectively. Actual product returns, rebates and chargebacks applied during these same periods were $5.6 million, $3.1 million and $1.0 million, respectively.

Advertising Expenses

      The Company expenses advertising costs when incurred. Total advertising expenses were $1.9 million, $1.2 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Regulatory and Development Expenses

      Regulatory and development expenses, consisting primarily of salaries and regulatory costs associated with the Company’s pharmaceutical products, are expensed when incurred.

Original Issue Discount and Debt Issuance Costs

      The Company incurred original issue discount and debt issuance costs of $4.1 million and $1.7 million, respectively, related to the valuation of the warrants issued in connection with senior secured notes issued to finance the acquisition of Vaniqa® Cream in June 2002. Additional issue discount costs of $0.6 million and debt issuance costs of $0.2 million were incurred when the Company restructured such warrants and notes in May 2003 (see Note 6). These costs are amortized to interest expense over the life of the senior secured notes. At December 31, 2003 and 2002, the accumulated amortization of the total original issue discount costs was

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.1 million and $0.7 million, respectively, and the accumulated amortization of the debt issuance costs was $0.8 million and $0.3 million, respectively. As of December 31, 2003, these balances were considered current as a result of the classification of the long-term debt as current. (See Note 6.)

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

Accretion of Stated Value of Convertible Redeemable Preferred Stock

      The convertible redeemable preferred stock had an initial stated value of $13.0 million, which accreted interest at a rate of 10% per annum through December 2003, calculated quarterly, which increases to 11.5% per annum in January 2004 and to 12.5% per annum in July 2004. The accretion expense is added to the stated value of the convertible redeemable preferred stock. Accretion expense was $1.4 million and $0.7 million for the years ended December 31, 2003 and 2002, respectively.

Income Taxes

      The Company provides for income taxes under the asset and liability method of SFAS No. 109. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled (see Note 13).

Comprehensive Loss

      Under SFAS No. 130, Reporting Comprehensive Income or Loss, the reporting and display of comprehensive loss and its components is required in the financial statements. For the periods presented in the accompanying consolidated financial statements, the Company has no items for which comprehensive loss would differ from the reported net loss.

Net Loss Per Share

      Basic net loss per share applicable to common stockholders is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share applicable to common stockholders, which would include additional common shares issuable for the exercise or conversion of outstanding options, warrants, convertible redeemable preferred stock and a note payable, if dilutive, is unchanged from basic loss per share due to the Company’s net loss, making the effect of these common share equivalents anti-dilutive.

      The following table sets forth potential shares of common stock that are not included in the computation of diluted net loss per share because to do so would be antidilutive for the year ended December 31, 2003:

Options to purchase common stock	1,870,461
Warrants to purchase common stock	2,361,629
Conversion of Élan note	1,203,291
Conversion of convertible redeemable preferred stock	1,759,008

7,194,389

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

      The carrying amount of cash and cash equivalents, trade receivables, accounts payable, accrued salaries and employee benefits and other accrued liabilities are considered representative of their respective fair values because of their short-term nature. Based on the Company’s current financial condition, there are indications that the fair value of all of the Company’s debt and convertible redeemable preferred stock, as of December 31, 2003, would be different than the $51.0 million carrying value. However, the Company believes it is not practical to estimate the fair value of these securities at this time (see Note 6 and Note 15).

      At December 31, 2003, the Company had outstanding a note receivable from an officer totaling $0.3 million (see Note 11). The note was fully reserved in 2003 as the fair value of the officer’s stock options used to secure this note was insufficient to cover the face amount of the note.

      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has classified the revenues, expenses and related assets and liabilities of the Company’s consumer products subsidiary, As We Change, as discontinued operations in the accompanying financial statements (see Note 3).

Recent Accounting Pronouncement

      In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement addresses the classification of certain financial instruments embodying obligations that could be settled by the issuance of an entity’s own shares. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in the consolidated balance sheets. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had, nor do we believe it will have, a material impact on our current or prospective financial statements.

2.	Balance Sheet Details (in thousands)

	December 31,

	2003	2002

Accounts receivable:
Trade receivables	$2,750	$17,044
Allowance for doubtful accounts and cash discounts	(557)	(502)

Accounts receivable, net	$2,193	$16,542

	December 31,

	2003	2002

Prepaid expenses and other current assets:
Inventory samples, net	$197	$902
Prepaid insurance	378	352
Other	378	1,270

Prepaid expenses and other current assets	$953	$2,524

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002

Property and equipment:
Furniture and fixtures	$614	$614
Office equipment	1,083	1,111
Leasehold improvements	43	138

	1,740	1,863
Accumulated depreciation	(1,220)	(1,092)

Property and equipment, net	$520	$771

	December 31,

	2003	2002

Other assets:
Licenses	$1,100	$1,100
Technology transfer fees	1,100	1,100
Deposits	52	144
Website development	605	602
Other	—	199

	2,857	3,145
Accumulated amortization	(1,271)	(953)

Other assets, net	$1,586	$2,192

	December 31,

	2003	2002

Other accrued liabilities:
Accrued legal fees	$502	$47
Accrued audit and tax services	259	46
Accrued royalties	196	945
Accrued rent	68	—
Accrued interest payable	258	61
Other	492	1,514

Other accrued liabilities	$1,775	$2,613

3.	Discontinued Operations

      In December 2003, the Company committed to shutting down its consumer products subsidiary, As We Change, because the Company projected it would incur losses for the foreseeable future and does not constitute a core element of the Company’s specialty pharmaceutical business. As We Change sells self-care products including a broad array of nutritional, skin, beauty, herbal, exercise, libido, wellness and other products through a national mail-order catalog. In addition to the classification in the accompanying consolidated balance sheet of As We Change’s assets and liabilities as “held for sale,” the Company recognized an impairment charge of $2.7 million associated with the write-off of goodwill and other intangibles, which is included in the loss from discontinued operations.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The inventory of self-care products is valued at the lower of cost or market and is determined on a first-in, first-out basis.

      The following table presents selected balance sheet information for As We Change at December 31 (in thousands):

	December 31,

	2003	2002

Assets:
Inventory, net	$181	$685
Prepaid expenses and other current assets	386	685
Intangible assets, net	—	2,691
Other assets	95	189

Assets held for sale	$662	$4,250

Liabilities:
Accounts payable	$1,014	$595
Accrued salaries and employee benefits	77	86
Other current liabilities	210	165

Liabilities held for sale	$1,301	$846

      The following table presents summary operating results for As We Change (in thousands):

	Years ended December 31,

	2003	2002	2001

Net revenue	$8,783	$7,580	$7,344
Costs and expenses	13,267	7,643	7,726

Net loss applicable to common stockholders	$(4,484)	$(63)	$(382)

Basic and diluted loss per share applicable to common stockholders	$(0.18)	$(0.00)	$(0.02)

      As shown above, the assets of As We Change included $2.7 million of intangible assets at December 31, 2002 associated with the acquisition of this subsidiary. In December 2003, the Company recorded an impairment charge to fully reserve such intangibles in conjunction with its decision to discontinue the As We Change operations.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Product Rights

	December 31,

	2003	2002

Product rights, net of related impairment (in thousands):
Midrin®	$3,741	$15,116
BactrimTM	1,921	5,890
Equagesic® and Synalgos®	6,643	16,386
Vaniqa®	32,746	43,676
Ortho-Est®	1,327	1,170

	46,378	82,238
Accumulated amortization	(8,865)	(4,806)

Product rights, net	$37,513	$77,432

      During 2003, the Company recorded impairment charges against these product rights and other assets of $25.1 million. Amortization expense of product rights totaled $5.2 million, $4.0 million, and $0.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. For the above products, amortization expense will be $3.0 million in each of the next five years.

     Ortho-Est® Tablets.

      The Company entered an exclusive distribution agreement with Ortho-McNeil Pharmaceutical in July 1998 to sell and distribute Ortho-Est® Tablets. The distribution agreement required the Company to make minimum aggregate payments totaling $47.5 million to Ortho-McNeil Pharmaceutical over the life of the contract regardless of the actual sales performance of the product. The Company terminated the distribution agreement effective September 30, 2000 and entered into an asset transfer and supply agreement pursuant to which Ortho-McNeil Pharmaceutical transferred to the Company all of its right, title and interest in Ortho-Est® Tablets effective January 1, 2001 and granted us an exclusive license to use the “Ortho-Est®” trademark from January 1, 2001 until June 1, 2008. This agreement reduced the minimum payment in 2000 from $5.4 million to $4.7 million. No further payments are required under the new agreement. Ortho-Est® Tablets are manufactured by Pharmaceutics International, Inc. under a four-year agreement that expires in February 2007. The Company incurred expenses of $1.3 million associated with the setup of Pharmaceutics International Inc. as a supplier of Ortho-Est®.

     Midrin®

      On June 29, 2001, the Company and Élan entered into an asset and inventory purchase agreement whereby the Company acquired the exclusive U.S. product rights to Midrin® and finished goods inventory, in exchange for the issuance of 0.4 million shares of common stock valued at $4.0 million ($9.47 per share) and an $11.0 million convertible promissory note bearing interest at 7%. The Company is required to pay a residual royalty on future product sales for 10 years, from the date of acquisition, of up to $5.0 million, capped at $0.5 million per year. Royalty expense in 2003 and 2002 was $0.1 million and $0.3 million, respectively. In 2001, the Company recorded product rights of $15.1 million, which are being amortized on a straight-line basis over the estimated useful life of 15 years. During 2003, the Company recorded impairment charges of $11.4 million related to the Midrin® product rights.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     BactrimTM

      On October 12, 2001, the Company and Hoffmann-La Roche entered into an asset and inventory purchase agreement whereby the Company acquired the exclusive U.S. product rights to the BactrimTM family of antibacterial products and finished goods inventory, in exchange for $6.0 million in cash. The Company recorded product rights of $5.9 million, which are being amortized on a straight-line basis over the estimated useful life of 15 years. The Company also initiated a Supply agreement with Hoffman-La Roche, a five-year agreement with extension options up to an additional 5 years. The Company paid $1.1 million for the Supply agreement, and while classified in “Other Current Assets”, is included in any valuation consideration of BactrimTM. During 2003, the Company recorded impairment charges of $4.0 million related to the BactrimTM product rights.

     Equagesic® and Synalgos®

      On November 15, 2001, the Company acquired all rights in the U.S. and Puerto Rico to prescription pain management products Equagesic® Tablets and Synalgos® DC Capsules, and the relevant trademarks and the Abbreviated New Drug Application (ANDA) and New Drug Application (NDA) for Equagesic® and Synalgos®-DC from American Home Products Corporation (now known as Wyeth). As amended in November 2002, the Company paid $17.0 million to acquire the rights and related inventory, comprised of $7.5 million cash at closing and a $9.5 million three-year note payable. In 2001, the Company recorded product rights of $16.1 million, which are being amortized on a straight-line basis over the estimated useful life of 15 years. Wyeth continued to manufacture and supply the Company with Equagesic® Tablets and Synalgos® DC Capsules through 2003. During 2003, the Company recorded an impairment charge of $9.7 million related to the Equagesic®/ Synalgos® product rights. The Company is currently negotiating with an alternative supplier and believes it has sufficient inventories to meet near term demand.

     Vaniqa®

      On June 25, 2002, the Company acquired exclusive worldwide rights and title to Vaniqa® (eflornithine hydrochloride) Cream, 13.9%, from a joint venture formed by the Bristol-Myers Squibb Company (“BMS”) and The Gillette Company (“Gillette”). BMS and the Company also entered into a supply agreement, as amended, whereby BMS will continue to manufacture Vaniqa® Cream through June 2007. The Company paid $38.5 million for the product rights, $0.7 million for finished goods inventory and assumed $3.7 million in liabilities for product returns related to pre-acquisition Vaniqa® Cream product sales. As of December 31, 2003 and 2002, the total cost of the Vaniqa® Cream product rights was $43.7 million. The Company financed the acquisition with $28.0 million of Senior secured notes and $13.0 million of convertible redeemable preferred stock (see Notes 6 and 7).

      In December 2003, the Company entered into an agreement with Shire Pharmaceuticals Ireland Limited (“Shire”), an affiliate of Shire Pharmaceuticals Group pc, to sub-license exclusive rights to manufacture, market, use, distribute, and sell Vaniqa® (eflornithine hydrocholoride) Cream for the European Union, Australia, Canada, Hong Kong, Israel, New Zealand, South Africa, South Korea, Singapore, Switzerland Taiwan, and Thailand, in exchange for a cash payment of $10.0 million (see Note 7).

      Under the terms of the license and supply agreement between the Company and Shire, the Company sold and transferred to Shire certain trademarks, regulatory documentation and books and records relating to Vaniqa® Cream in the licensed territories and granted sublicenses of certain of the Company’s rights under its license agreement and related agreements with BMS, Gillette and their former joint venture. Under the terms of the license and supply agreement between the Company and Shire, for a limited period of time, Shire may purchase its supply of Vaniqa® Cream indirectly through the Company from BMS pursuant to the Company’s existing supply agreement with BMS.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Supply of Pharmaceutical Products

      The Company is dependent on single sources of supply for each of the pharmaceutical products it sells and would need to obtain alternative sources if the suppliers could not meet the Company’s needs or the Company’s supply agreements were terminated earlier than expected.

5.	Distribution and License Agreement

      On July 19, 1999, the Company entered into a distribution and license agreement with Fournier under which the Company has the exclusive right to market, use, distribute and sell the EsclimTM estradiol transdermal system. The distribution and license agreement required the Company to pay Fournier a non-refundable license fee of $1.1 million. The license fee is recorded in other assets and is amortized on a straight-line basis over the seven-year term of the agreement. The Company is also required to pay Fournier a royalty, which includes manufacturing costs, based upon the net sales of the product. The agreement expires in July 2006. Total royalty expenses were $0.4 million, $0.9 million and $0.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

6.	Notes Payable and Line of Credit (in thousands)

	2003	2002

7% Convertible Promissory Note Payable to Élan	$12,623	$12,196
Note Payable to Wyeth	4,757	6,139
11% Senior Secure Notes (net of unamortized original issue discount of $2,649 and $3,478, respectively)	25,350	24,522

	$42,730	$42,857

      The Company has classified notes payable totaling $42.7 million as current obligations as of December 31, 2003 due to anticipated debt covenant defaults as of March 31, 2004. The notes payable balances were classified based upon the maturities for the respective agreements.

      The Convertible Promissory Note Payable to Élan is due in June 2008 unless converted earlier into common stock. This note is convertible at the option of the holder into common stock based on a conversion price of $10.49 per share, subject to certain adjustments. Interest was compounded semi-annually and added to the principal through June 2003; thereafter, interest became payable quarterly. Interest added to principal totaled $1.6 million as of December 31, 2003. The Midrin® product rights secure this note.

      The Note Payable to Wyeth was originally issued as non-interest bearing, and the Company initially recorded the Note at its discounted present value at an imputed interest rate of 7%. As of December 31, 2003, the remaining balance of the Note is currently due in two installments of $1.6 million in May 2004, and $3.2 million in November 2004. On November 25, 2003, the note was amended to defer payment of one-half of the $3.2 million due on November 28, 2003 to May 28, 2004. In consideration of this deferral, the Company agreed to pay interest quarterly at 12% on the deferred balance of $1.6 million. The Equagesic® and Synalgos® product rights secure this note.

      The senior secured notes issued in connection with the acquisition of Vaniqa® mature in September 2005 and bear interest at the initial rate of 11%, which increases to 12.5% in January 2004 and to 13% in July 2004. Interest on the senior secured notes is required to be paid in cash, except that the Company may pay interest amounts in excess of 11% per annum in cash or through the issuance of additional notes. The purchasers of the notes also received warrants exercisable for 13.7 million shares of common stock at an exercise price of $5.50 per share. The warrants expire in December 2006.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s operating results during the fourth quarter of 2002 and the first and second quarters of 2003 caused it to fall out of compliance with certain financial covenants applicable to its senior secured notes. In May and August 2003, the Company amended and restructured the senior secured notes and convertible redeemable preferred stock agreements to waive these past defaults and provide for the following:

•	financial covenants requiring minimum cash revenue, maximum cash expenditures and minimum cash balances through December 31, 2004. Beginning in 2005, the Company will be subject to financial covenants setting a maximum ratio of net debt (defined as total indebtedness minus cash and cash equivalents) to EBITDA, and a minimum ratio of EBITDA to cash interest expense. In addition to the financial and other covenants provided for in the agreement, the senior secured notes prohibit the Company from paying dividends and issuing additional indebtedness, subject to certain exceptions,

•	in addition to the Vaniqa® Cream assets previously pledged as security, the Company granted the note holders additional security interest in all of its other assets, other than its license rights to EsclimTM,

•	a second security interest in our Equagesic® and Synalgos® product rights,

•	the Company granted warrants to purchase 2.0 million shares of common stock at $0.63 per share to the holders of the senior secured notes. Warrants to purchase 1.7 million shares of the Company’s common stock at $5.50 per share, previously issued to the note holders, were canceled,

•	net proceeds from future asset sales and the license and/or sale of international rights to Vaniqa® Cream, if any, will be apportioned among the holders of the convertible redeemable preferred stock and the holders of the senior secured notes and the Company according to a pre-determined formula, and

•	the Company exchanged shares of a new series of convertible redeemable preferred stock for the same number of shares of the series of convertible redeemable preferred stock previously issued. The new series of convertible redeemable preferred stock has the same terms as the prior series, except that it requires proceeds of specified asset sales to be used to redeem the shares of convertible redeemable preferred stock and grants to the Company the right to redeem the convertible redeemable preferred stock at the Company’s option at a premium equal to 108% of accreted stated value of the convertible redeemable preferred stock through November 30, 2003, at which time the redemption premium will increase based on a formula that takes into account the number of shares redeemed before November 30, 2003. The convertible redeemable preferred stockholders subsequently agreed to extend the November 30, 2003 redemption date to December 19, 2003. Under the terms of the prior series of convertible redeemable preferred stock, the Company would have had the option to redeem the preferred stock only if the trading price of the Company’s common stock exceeded three times the $6.35 conversion price for 30 consecutive trading days.

      Any future default by the Company under the senior secured notes will allow the note holders to accelerate the Company’s indebtedness under the senior secured notes. The Company anticipates that it will default on some of its covenants as of the quarter ending March 31, 2004.

      The issuance of the new warrants and corresponding cancellation of the old warrants resulted in an additional original debt issue discount of $0.6 million and debt issuance costs of $0.2 million, which will be amortized over the remaining term of the debt using the interest method.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Although presently reported as a current liability due to anticipated debt covenant default, scheduled long-term debt principal payments per the respective debt agreements, including imputed interest and assuming no acceleration of payments, are as follows as of December 31, 2003:

2004	$4,875
2005	28,000
2006	—
2007	—
2008	12,623

Total scheduled payments	$45,498

Line of Credit

      On January 21, 2003, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with CapitalSource Finance LLC (“CapitalSource”), under which CapitalSource agreed to extend the Company a line of credit equal to approximately 85% of the Company’s eligible accounts receivable up to a maximum of $5.0 million. On the same day, the Company also borrowed the minimum amount required under the agreement, $1.5 million. Because the Company did not have adequate accounts receivable to support the $1.5 million borrowing and because the Credit Agreement contained a cross-default provision with the senior secured note, the Company became in default under the Credit Agreement. On March 26, 2003, the Company agreed with CapitalSource to cancel the Credit Agreement without any penalties and repaid the $1.5 million.

7.	Convertible Redeemable Preferred Stock

      The Company financed its acquisition of the Vaniqa® Cream product rights in part through the issuance of 13,000 shares of convertible redeemable preferred stock (the “convertible redeemable preferred stock”) for an aggregate initial stated value equal to $13.0 million. The stated value of the convertible redeemable preferred stock accreted at a rate of 10% per annum through December 2003, increased to 11.5% per annum in January 2004, and will increase to 12.5% per annum in July 2004. Concurrent with the preferred stock issuance, the Company recorded a one-time non-cash charge of $1.0 million for the beneficial conversion feature as the $6.35 per share conversion price was less than the existing market price of the Company’s common stock. The convertible redeemable preferred stock is convertible at any time at the option of the holders into shares of the Company’s common stock at a rate equal to the accreted stated value divided by $6.35, subject to certain anti-dilution adjustments. Unless previously converted or redeemed early, the Company will be required to redeem the convertible redeemable preferred stock for cash at its accreted stated value plus accrued and unpaid dividends, if any, in June 2006. Stated value accreted during the years ending December 31, 2003 and 2002 in the amount of $1.4 million and $0.7 million, respectively. In June 2006, taking into account the redemption in December 2003 described below, the accreted stated value will be $11.2 million. If the Company’s common stock trades at three times the conversion price of the convertible redeemable preferred stock for a specified period of time, the Company may, at its option, require the mandatory conversion of the convertible redeemable preferred stock or redeem the convertible redeemable preferred stock, subject to the holders’ rights to convert to common stock before such optional redemption is completed. The convertible redeemable preferred stock has no voting rights.

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

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company fails to make a purchase, redemption, liquidation or other payment due under the terms of the convertible redeemable preferred stock, or breaches or violates any other provision of the convertible redeemable preferred stock, the accretion rate will be increased to 18% per annum until such breach is cured.

      In December 2003, in connection with the sub-license agreement entered into with Shire (see Note 4) and in accordance with the restructured terms of the Company’s convertible redeemable preferred stock, the Company used 75%, or $7.4 million, of the $9.8 million of net proceeds from the Shire transaction to redeem $5.9 million or 5,895 shares of its outstanding convertible redeemable preferred stock at their stated value, $0.9 million related to accreted dividends and $0.5 million related to an 8% mandatory early redemption premium which has been included in accretion expense. Concurrent with the transaction, the holders of the Company’s senior secured notes and convertible redeemable preferred stock consented to the transaction and released their security interest in certain assets that are transferred to Shire.

      If the Company is legally able to and declares a dividend or makes any other distribution (including in cash or other property or assets) to holders of shares of its common stock, other than a dividend payable solely in shares of common stock, then the holders of the convertible redeemable preferred stock will be entitled to receive an amount equal to the amount of the dividend or distribution received by a holder of the number of shares of common stock for which the convertible preferred redeemable stock is convertible on the record date for such dividend or distribution. The Company is required to pay these dividends to the convertible redeemable preferred stock holders at the same time and in the same form as such dividend or distribution is made to the holders of common stock.

8.	Commitments and Contingencies

Leases

      The Company leases office space, automobiles and office equipment under operating leases. Lease expense was $0.7 million in each of the three years ended December 31, 2003, 2002 and 2001. The Company has provided a $0.2 million letter of credit (secured by a $0.2 million certificate of deposit recorded as restricted cash) to secure its obligations under its corporate office lease.

      Minimum future annual operating lease obligations, as of December 31, 2003, are as follows:

(in thousands)
2004	$602
2005	548
2006	422
2007 and Thereafter	—

$1,572

Royalty Agreements

      The Company pays royalties to Fournier and Élan based on the net sales of EsclimTM and Midrin®, respectively. There are no minimum royalty payments. Future royalty payments are excluded from the above table because the amounts paid will depend on future net sales. Total royalty expenses were $0.4 million, $1.3 million and $0.6 million in the years ended December 31, 2003, 2002 and 2001, respectively.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Firm Purchase Commitment

      Additional inventories under a firm purchase commitment totaled $1.3 million as of December 31, 2003.

9.	Stockholders’ Equity (Deficit)

Common Stock

      In June 2001, the Company issued 0.4 million shares of common stock to Élan in connection with the acquisition of the product rights for Midrin®. For purposes of this transaction, the stock was valued at $4.0 million ($9.47 per share).

      In August 2001, the Company sold 3.5 million shares of its common stock at a price of $9.00 per share to various institutional and private investors in a private placement transaction for aggregate net proceeds of $29.2 million. The Company filed a registration statement with respect to the shares in September 2001. The Company also issued warrants to purchase an aggregate of 0.2 million shares of common stock at $3.50 per share to the placement agent in the transaction. The warrants expire on August 8, 2006.

      In June 2002, the Company issued warrants to purchase 1.7 million shares of common stock at $5.50 per share to holders of the senior secured notes issued in connection with the acquisition of the product rights for Vaniqa® Cream. In connection with the debt restructuring in May 2003 (see Note 6), the Company granted the Note holders warrants to purchase 2.0 million shares of common stock, at $0.63 per share, and the previously issued 1.7 million warrants at $5.50 per share were canceled. The warrants expire in December 2006. The Company estimated the fair value of both of these warrants at their respective grant dates using the Black Scholes valuation model and recorded a discount to the senior secured notes of $4.1 million and $0.6 million, respectively, with a corresponding increase to additional paid-in-capital. The discounts are being amortized to interest expense over the period the related debt is outstanding (see Note 6). In addition, the Company has reserved 1.8 million shares of common stock for issuance upon conversion of the convertible redeemable preferred stock. The Company intends to file an amended registration statement to register these shares no later than the second quarter of 2004.

      In May 2003, concurrent with the restructuring of the Company’s senior secured notes and convertible redeemable preferred stock, the Company received $2.5 million of new capital through a private placement of its common stock at $0.71 per share. Edward F. Calesa, the Company’s Chairman of the Board and Chief Executive Officer, invested $1.0 million and Richard L. Rubin, one of the Company’s directors, invested $50,000. The Company has agreed to register the shares of common stock issued in the private placement with the Securities and Exchange Commission to permit the resale of the shares by the private placement investors.

      The following authorized common stock is reserved for future issuance as of December 31, 2003:

(In thousands)
Stock options:
Granted and outstanding	1,870
Reserved for future grants	1,636
Warrants	2,362
Convertible note payable	1,203
Convertible redeemable preferred stock	1,759

Total common shares reserved	8,830

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

      In March 1998, the Board of Directors approved a Long Term Incentive Plan under which, as amended, 4.9 million shares of common stock have been authorized for issuance upon exercise of incentive and nonstatutory stock options granted to employees, directors and independent consultants of the Company. The exercise price of incentive stock options must be at least equal to the fair market value on the date of grant, and the exercise price of nonstatutory stock options must be no less than 85% of the fair market value on the date of grant. The maximum term of all options granted is ten years.

      In addition to the above, the Company has options granted and outstanding as of December 31, 2003, 2002 and 2001 totaling 27,450 under a predecessor plan. No additional options are available to be granted under the predecessor plan.

      A summary of all option activity is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price

Outstanding as of December 31, 2000	2,246	$1.44
Granted	832	$6.02
Exercised	(886)	$0.91
Cancelled	(308)	$2.38

Outstanding as of December 31, 2001	1,884	$3.50
Granted	268	$7.00
Exercised	(411)	$1.35
Cancelled	(168)	$5.01

Outstanding as of December 31, 2002	1,573	$4.50
Granted	1,616	$1.07
Exercised	(134)	$1.51
Cancelled	(1,185)	$2.97

Outstanding as of December 31, 2003	1,870	$2.62

      A summary of options outstanding as of December 31, 2003 is presented below (share information in thousands):

					Weighted
		Weighted			Average
		Average	Weighted		Exercise Price
	Options	Remaining Life	Average	Options	Of Options
Exercise prices	Outstanding	In Years	Exercise Price	Exercisable	Exercisable

$0.29-$0.91	513	8.1	$.60	299	$.65
$0.92-$2.25	799	8.1	$1.35	232	$1.37
$2.26-$6.96	440	7.3	$5.68	283	$5.15
$6.97-$13.81	118	7.6	$8.75	71	$8.96

	1,870	7.9	$2.62	885	$2.95

10.	Restructuring Charges

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which establishes methods for accounting and reporting for restructuring costs. The statement

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires a liability for termination related activities be recognized as a liability at the point it is incurred, and not at the point of a commitment to a plan.

      In March 2003, the Company announced restructuring plans to improve its operating results and terminated 56 employees (35% of its work force), consisting primarily of sales and marketing personnel in the pharmaceutical operation. Under the provisions of SFAS No. 146, the Company reported approximately $0.7 million in costs relating to this restructuring in 2003. The costs consisted of severance pay and related benefits of $0.3 million and an estimated $0.4 million in equipment and early termination fees on automobile leases provided to the terminated employees paid in the second quarter of 2003.

      The following table presents the activity and balances of the restructuring accrual from January 1, 2003 to December 31, 2003 (in thousands):

	Severance Costs for	Lease
	Involuntary Employee	Termination
	Terminations	Costs	Total

Balance as of January 1, 2003	$—	$—	$—
Charges	273	380	653
Cash payments	(238)	(415)	(653)
Reclassification of estimates	(35)	35	—

Balance as of December 31, 2003	$—	$—	$—

11.	Related Party Agreements and Transactions

Ortho-Est® Tablets

      In September 2000, the Company entered into an agreement with Ortho-McNeil Pharmaceutical (“Ortho”), a subsidiary of Johnson & Johnson, a principal stockholder of the Company, that transferred all of Ortho’s rights, title, and interest in Ortho-Est® Tablets to the Company effective January 1, 2001. The agreement provided for the Company to purchase Ortho-Est® Tablets at Ortho’s fully burdened manufacturing costs through April 2002. The Company has contracted with Pharmaceutics International, Inc. for the supply of Ortho-Est® Tablets since 2002.

      During 2002 and 2001, $0.5 million and $1.3 million was recorded as inventory purchases and $0.2 million and $0.4 million, respectively, was recorded as samples inventory purchases in the accompanying financial statements for products purchased from Ortho.

Notes Receivable from Officers

      In February 2002, the Company loaned Charles M. Caporale, the Company’s former Chief Financial Officer, and Saundra L. Pelletier, Vice President of the Pharmaceutical Division, $0.1 million and $0.3 million, respectively. The non-interest bearing notes were payable in full at the earlier of: (i) the executives’ termination of employment, (ii) the sale of the Company, or (iii) February 2017. There was no provision for forgiveness of the loans, and the notes were secured by the executives’ vested stock options. Mr. Caporale’s note became payable upon his termination on October 31, 2003. As part of the Company’s severance agreement with Mr. Caporale, he was released from any payment obligation for this note. Ms. Pelletier’s outstanding note receivable was fully reserved in December 2003 as the Company’s current stock price was below the value of Ms. Pelletier’s vested options. In 2003, the Company imputed interest and recorded compensation expense at 5% on the outstanding note balances.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Significant Customers Disclosure

      The relationships with each of the following key customers are a significant aspect of our business.

	Year ended December 31,

	2003	2002	2001

	Percent of	Percent of	Percent of
	Consolidated	Consolidated	Consolidated
	Gross Revenues	Gross Revenues	Gross Revenues

McKesson Drug	(33.8)%	35.8%	13.4%
QK Healthcare, Inc.	8.3%	23.5%	33.4%
Cardinal Health, Inc.	41.8%	15.3%	12.8%
AmeriSource Bergen Corp.	38.7%	13.3%	10.8%
CareMark	11.9%	—	—

	66.9%	87.9%	70.4%

      During 2003, the Company focused on reducing the channel inventories as the Company experienced a significant decline in its prescription demand across most of its product lines. The Company attributes most of the decline in its actual or forecasted prescription demand to the limited resources available for the Company’s sales and marketing efforts on promoted products, a declining hormone replacement therapy market for its EsclimTM and Ortho-Est® products due to industry wide health concerns over usage of hormone replacement therapy products, physician or pharmacy substitution for competing products and the Company’s inability to find a viable co-promotion partner or third party contract sales organization. Such decline in prescription demand resulted in the return of significant quantities of expired or expiring product. Such returns can be for credit or product replacement. As shown above, one key customer returned more product than was purchased and replaced during 2003, resulting in negative gross revenue for that customer.

      The Company has arrangements with three key customers such that expired product is generally returned for replacement. Under these agreements, the Company is required to supply replacement product within a reasonable amount of time, generally 90 days, or it can be required to issue a credit for return. At December 31, 2003, the liabilities to customers was $7.3 million, which compares to $0.7 million at December 31, 2002. Liabilities to customers are generally satisfied with the Company’s shipment of replacement product which is recorded as net revenues upon shipment (this is non-cash generating revenue). The liability balance is estimated based on the expected percentage of customers to receive a full cash credit, plus the expected percentage of customers to exchange product, which is accrued at the respective cost of the product.

13.	Income Taxes

      As of December 31, 2003, the Company has federal and state tax net operating loss carryforwards of approximately $109.8 million and $98.8 million, respectively. The federal tax loss carryforwards will begin to expire in 2018, unless previously utilized. The California tax loss carryforwards will begin to expire in 2008, unless previously utilized. The tax loss carryforwards for other states begin to expire at other dates. The Company also has federal and state research and development tax credit carryforwards of approximately $0.2 million and $0.1 million, respectively, which will begin to expire in 2019, unless previously utilized.

      Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. Due to the Company’s current financial condition, the Company believes such limitations could have a material impact upon the utilization of these carryforwards.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the Company’s deferred tax assets as of December 31, 2003 and 2002 are presented below. A valuation allowance of $58.2 million and $28.9 million has been recognized, as realization of such assets does not meet the “more likely than not” threshold of SFAS No. 109.

	December 31,

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$43,905	$26,340
Allowances and reserves	1,961	2,247
Research and development credits	203	222
Asset Impairment	11,312	—
Deferred Revenue	717	—
Other	233	214

Total deferred tax assets	58,331	29,023
Deferred tax liabilities	(101)	(168)
Valuation allowance	(58,230)	(28,855)

Net deferred taxes	$—	$—

14.	Employee Savings Plan

      The Company’s employee savings plan covers all employees 18 years or older, starting on the first day of the month following employment to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. Company contributions to the plan are discretionary and vest immediately. The Company did not make any discretionary contributions during the years ended December 31, 2003, 2002 or 2001.

15.	Subsequent Events

     Restructuring Activities

      In the first quarter of 2004, the Company announced the following: (i) the Company will discontinue its As We Change mail order catalog operations, including the lay off of all 28 employees employed by such operation as of December 31, 2003, (ii) effective March 20, the Company laid off all of its 44-member pharmaceutical sales force and 6 operational and administrative employees, and (iii) the Company retained Miller Buckfire Lewis Ying & Co., LLC (“MBLY”) to assist in exploring opportunities to sell the Company or some or all of its product and license rights, to restructure our significant outstanding indebtedness and to obtain new sources of financing.

      The Company and MBLY have begun discussions with the holders of its $28.0 million senior secured notes to obtain a forbearance agreement to defer near-term interest payments, address likely future covenant violations and additional financing needs. There can be no assurance that the senior lenders will grant such forbearance or that such additional financing will be available. If the Company is unsuccessful in promptly implementing a transaction to sell some or all of our assets or in obtaining additional financing, the Company may be forced to withhold payments to suppliers, debt holders and others. In such a case, the Company may be required to file for bankruptcy protection. Although the Company has received indications of interest from potential acquirers of one or more of our pharmaceutical products and potential sources of financing, the Company does not have any definitive agreements in place.

      The Company expects to record a restructuring charge in connection with such restructuring activities in its first quarter of 2004. Such amount is not estimable at this time.

WOMEN FIRST HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Fournier Agreement

      On March 30, 2004, the Company received a notice of default and request for cure from Fournier relating to $0.2 million due on February 29, 2004. Under the distribution and license agreement, the Company has 60 days to cure this breach. Fournier also has asked for adequate assurances of due performance under the agreement under Section 2-609 of the Uniform Commercial Code and has indicated that it will suspend performance under the agreement until it receives such assurances. Fournier further states that unless it receives the requested assurances from the Company by April 30, 2004, it will take the position that the Company has repudiated the agreement. If not cured, the Company does not believe Fournier’s suspension of performance will have a material impact on its operations for at least the next two to four months.

Schedule II

WOMEN FIRST HEALTHCARE, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged	Charged to	Charged to
	Beginning of	Against	Cost of	Bad Debt		Balance at
	Period	Revenues	Sales	Expense	Deductions(1)	End of Period

	(In thousands)
Allowance for doubtful accounts and cash discounts:
For the year ended December 31, 2003	$(502)	$(515)	$—	$(605)	$1,065	$(557)
For the year ended December 31, 2002	(363)	(1,022)	—	(65)	948	(502)
For the year ended December 31, 2001	(335)	(471)	—	(249)	692	(363)
Reserve for excess, dated and obsolete inventories:
For the year ended December 31, 2003	(1,915)	—	(3,742)	—	878	(4,779)
For the year ended December 31, 2002	(732)	—	(1,243)	—	60	(1,915)
For the year ended December 31, 2001	(1,662)	—	(79)	—	1,009	(732)
Reserve for product returns, rebates and chargebacks:
For the year ended December 31, 2003	(2,926)	(10,007)	—	—	5,597	(7,336)
For the year ended December 31, 2002	(1,717)	(4,330)	—	—	3,121	(2,926)
For the year ended December 31, 2001	(628)	(2,065)	—	—	976	(1,717)

(1)	Deductions under allowance for doubtful accounts and cash discounts represent receivable write-offs and customer cash discounts taken. Deductions under reserve for excess, dated and obsolete inventory represent inventory written-off and destroyed. Deductions under reserve for product returns, exchanges, rebates and chargebacks represent actual product returns or replacement and deductions from invoices made for rebates and chargebacks.

S-1